Form 10-Q
period 2021-06-30
Tech & Energy Transition Corp
filed 2021-08-13
CIK 1840920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40198

Tech and Energy Transition Corporation

(Exact name of registrant as specified in its charter)

Delaware	83-0781939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 W 55th St New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 231-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	TETCU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	TETC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	TETCWS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

As of August 2, 2021, there were 38,500,000 units of the Registrant’s Class A common stock and 9,625,000 units of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECH AND ENERGY TRANSITION CORPORATION

CONDENSED BALANCE SHEET

	June 30, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,055,876	$3,149,760
Prepaid expense	633,509	579,974
Total current assets	1,689,385	3,729,734
Investments held in Trust Account	385,006,383	385,000,632
Prepaid expenses - non-current	402,408	554,647
Total assets	$387,098,176	$389,285,012

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	423,631	2,196,900
Due to related party	2,299	2,299
Total current liabilities	425,930	2,199,199
Derivative warrant liabilities	20,273,667	17,978,000
Deferred Underwriters' Discount	13,475,000	13,475,000
Total liabilities	34,174,597	33,652,199

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 34,792,358 shares and 35,063,281 shares at redemption value, respectively	347,923,578	350,632,812

Stockholders’ Equity
Common stock Class A $0.0001 par value; 500,000,000 shares authorized; 3,707,642 shares issued and outstanding (excluding 34,792,358 shares subject to possible redemption) and 3,436,719 shares issued and outstanding (excluding 35,063,281 shares subject to possible redemption) shares issued and outstanding at June 30, 2021 and March 31,2021, respectively.	371	344
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 and 11,068,750 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively.	963	1,107
Additional paid-in-capital	5,035,895	2,326,544
Accumulated earnings (Accumulated Deficit)	(37,228)	2,672,006
Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$387,098,176	$389,285,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

Income/(Expense)
Formation and operating expenses	$(419,318)
Loss from operations before income tax benefit	(419,318)
Change in fair value of warrant liabilities	(2,295,667)
Interest Income	5,751

Total other income/(expenses)	(2,289,916)
Net loss	$(2,709,234)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,063,281
Basic and diluted net income per share, Class A common stock subject to possible redemption	—
Basic and diluted weighted average shares outstanding common stock not subject to possible redemption	13,542,969
Basic and diluted net loss per share, Class B common stock	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021	3,436,719	$344	11,068,750	$1,107	$2,326,544	$2,672,006	$5,000,001
Class A Common stock subject to possible redemption	270,923	$27	—	—	$2,709,207	—	$2,709,234
Class B Common Stock forfeiture			(1,443,750)	(144)	144
Net Loss	—	—	—	—	—	$(2,709,234)	$(2,709,234)

Balances, June 30, 2021	3,707,642	$371	9,625,000	$963	$5,035,895	$(37,228)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

Cash flows from operating activities:
Net loss	$(2,709,234)
Change in fair value of warrant liabilities	2,295,667
Interest earned from investments held in Trust Account	(5,751)
Change in operating assets and liabilities
Prepaid expense - current and non-current	98,703
Accrued offering costs and accounts payable	(1,773,269)
Net cash provided by operating activities	$(2,093,884)

Net change in cash	(2,093,884)
Cash at beginning of period	3,149,760
Cash at end of period	$1,055,876

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$2,709,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2021, the Company had not yet commenced operations. All activity through June 30, 2021 relates to the Company’s formation and initial public offering (“IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

The Company’s sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO was declared effective on March 16, 2021 (the “Effective Date”). On March 19, 2021, the Company consummated the IPO of 38,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $385.00 million, which is discussed in Note 3. Transaction costs of the IPO amounted to $22.23 million consisting of $7.70 million of underwriting commission, $13.47 million of deferred underwriting commission, and $1.06 million of other offering costs, which is discussed in Note 6.

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 5,775,000 units to cover over-allotments, if any. On April 30, 2021, the over-allotment option expired unexercised.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,366,667 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $11.05 million, which is discussed in Note 4.

Following the closing of the IPO on March 19, 2021, $385.00 million ($10.00 per Unit) from the net proceeds of the IPO and the sale of the Private Placement Warrants was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earlier of (i) the completion of the Company’s initial Business Combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $1.01 million in its operating bank account and had working capital of approximately $1.26 million.

The Company’s liquidity needs prior to the completion of the Initial Public Offering were satisfied through a payment from the Sponsor of $27,467 (see Note 5) for the Founder Shares, borrowings under the Promissory Note totaled $275,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. Borrowing from Promissory Note was fully repaid upon the consummation of the IPO on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 1, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Realized and unrealized gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 8):

●	Level 1 – Quoted prices in active markets for identical assets or liabilities on the reporting date.

●	Level 2 – Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and expenses due– a related party approximate the fair values, due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” 480 and ASC Subtopic 815-15 “Derivatives and Hedging — Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,833,333 warrants issued in connection with the IPO (the “Public Warrants”) and the 7,366,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable blank-check companies without an identified target.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the IPO, approximately $819,000 was included in transaction costs attributable to warrant liabilities in the statement of operations and $21,421,801 was included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of a Business Combination and its encumbrance to the Trust Account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

For the three months ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in trust	$5,197
Less: interest available to be withdrawn for payment of taxes	(5,197)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	$35,063,281
Basic and Diluted net income per share, Redeemable Class A Common Stock	$-

Non-Redeemable common stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(2,709,234)
Net income allocable to Class A common stock subject to possible redemption	$-
Non-Redeemable Net loss	$(2,709,234)
Denominator: Weighted Average Non-Redeemable Stock
Basic and diluted weighted average shares outstanding, common stock	13,542,969
Basic and diluted net loss per share, common stock	$(0.20)

Recent Accounting Pronouncements

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

Note 3 — Initial Public Offering

On March 19, 2021, the Company consummated the IPO of 38,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $385.00 million, and incurring offering costs of approximately $22.23 million, including approximately $7.70 million of underwriting commission, $13.47 million of deferred underwriting commission and $1.06 million of other offering costs.

The Company also granted the IPO underwriters a 45-day option to purchase up to an additional 5,775,000 units to cover over-allotments, if any. On April 30, 2021, the over-allotment option expired unexercised.

Note 4 — Private Placement

Concurrent with the closing of the IPO, the Company consummated the Private Placement of 7,366,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $11.05 million.

Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

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

On March 16, 2021, the Company effectuated an 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split (see Note 7).

The Founder Shares will automatically convert into shares of Class A common stock on a one-for-one basis, subject to adjustment, at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions (see Note 7).

Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 1,443,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. On April 30, 2021, upon the expiration of the 45-day period and the underwriters not exercising the over-allotment option, 1,443,750 shares of Class B Common Stock were forfeited by the Sponsor and Mr. Hesse in order for the Sponsor, Mr. Hesse and the Independent Directors to maintain ownership of 20.0% of the issued and outstanding shares of common stock of the Company (excluding private units held by the Sponsor). Such forfeited shares were cancelled by the Company.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 6 — Commitments & Contingencies

Registration and Shareholder Rights

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 5,775,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commission. On April 30, 2021, the over-allotment option expired unexercised.

On March 19, 2021, the Company paid an underwriting commission of $7.70 million.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $13,475,000 in the aggregate, excluding any amounts raised pursuant to the option to purchase additional units. The deferred fee will be paid in cash from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 — Shareholders’ Equity

Class A common stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,707,642 shares of Class A common stock issued and outstanding, excluding 34,792,358 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021, there were 9,625,000 shares of Class B common stock outstanding.

Prior to the initial Business Combination, holders of Class B common stock have the exclusive right to elect, remove and replace any director, and the holders of Class A Common Stock have no right to vote on the election, removal or replacement of any director. This provisions of the certificate of incorporation may only be amended by a resolution passed by a majority of holders of at least 90% of the outstanding Common Stock entitled to vote thereon. With respect to any other matter submitted to a vote of the stockholders, including any vote in connection with the initial Business Combination, except as required by applicable law or stock exchange rule, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class, with each share entitling the holder to one vote.

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

Note 8 — Derivative Warrant Liabilities

As of June 30, 2021, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A common stock when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares;

●	if, and only if, Reference Value exceeds $10.00 per share (as adjusted); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,006,383	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$12,833,333	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$7,440,334

March 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,000,632	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$11,421,666
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$6,556,334

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded. The Private Placement Warrant remained at a Level 3 measurement in May 2021, when the Public Warrants were separately listed as the Public and Private Placement Warrants are viewed as economically equivalent.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which is considered to be a Level 3 fair value measurement. And subsequently, the fair value of the Public Warrants has been based on public market quoted prices, a Level 1 measurement, which was $12,833,333 at June 30, 2021. The Company recognized an expense to the statement of operations resulting from the increase in the fair value of the derivative warrant liabilities of $2,295,667, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected stock-price volatility. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the level 3 derivative warrant liabilities for the three months ended June 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at March 31, 2021	$17,978,000
Transfer of Public Warrants to Level 1	(12,833,333)
Change in fair value of derivative warrant liabilities	2,295,667

Level 3 derivative warrant liabilities at June 30, 2021	$7,440,334

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the unaudited condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Tech and Energy Transition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on July 1, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on March 16, 2021. On March 19, 2021, we consummated our Initial Public Offering of 38,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $385.00 million and incurring offering costs of approximately $22.23 million, consisting of $7.70 million of underwriting commission, $13.47 million of deferred underwriting commission, and $1.06 million of other offering costs. The Company also granted the underwriters in the IPO a 45-day option to purchase up to an additional 5,775,000 units to cover over-allotments, if any. On April 30, 2021, the over-allotment option expired unexercised.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,366,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $11.05 million.

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $385.00 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earlier of (i) the completion of the Company’s initial Business Combination or (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

Results of Operations

Our only activities from inception through June 30, 2021 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $2.71 million, which consists of changes in the derivative warrant liabilities of approximately $2.30 million and unrealized gain on investments held in the Trust Account of $5,751, partially offset by $419,318 in general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.06 million in our operating bank account and working capital of approximately $1.26 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment from the Sponsor of $27,467 (see Note 5) for the Founder Shares, borrowings under the Promissory Note of $275,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was fully repaid upon the consummation of the IPO on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

On March 16, 2021, the Company effectuated an 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split (see Note 7)

The Founder Shares will automatically convert into shares of Class A common stock on a one-for-one basis, subject to adjustment, at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions (see Note 7).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Contractual Obligations

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,775,000 additional Units at a purchase price of $9.80 per Unit. The over-allotment option expired unexercised on April 30, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7,700,000 in the aggregate, paid upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or approximately $13,475,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The company has identified the following as its critical accounting policies:

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

We issued an aggregate of 12,833,333 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,366,667 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial lattice model. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants, and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model each measurement date.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value:

Level 1	–	Quoted prices in active markets for identical assets or liabilities on the reporting date.

Level 2	–	Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including, but not limited to, private and public comparable, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as shareholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and March 31, 2021, 34,792,358 and 35,063,281, respectively shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Ordinary Share

Our statement of operations includes a presentation of earnings (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of earnings (loss) per share. Net income per common share, basic and diluted, for Class A common stock subject to redemption is calculated by dividing the proportionate share of earnings or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income or loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income or loss, adjusted for income or loss on marketable securities attributable to common stock subject to redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Reclassification of Warrants.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Reclassification of Warrants

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result of the Staff Statement, the Company re-evaluated the accounting for the Public Warrants and the Private Placement Warrants (collectively, “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has reclassified the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our reclassification of our Warrants, management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Initial Public Offering.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 4, 2017, the Company issued 100 shares of common stock, par value $0.01 per share, for an aggregate consideration of $25,000. As of March 31, 2021, the Company recorded a stock subscription receivable of $25,000. The proceeds were received on January 11, 2021.

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

Our Sponsor purchased 7,366,667 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant ($11.05 million in the aggregate), in a private placement that closed substantially concurrently with the closing of the Initial Public Offering.

This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tech and Energy Transition Corporation

Date: August 13, 2021		/s/ John Spirtos
	Name:	John Spirtos
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2021		/s/ Stephan Feilhauer
	Name:	Stephan Feilhauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

