Form 10-Q
period 2021-09-30
Tech & Energy Transition Corp
filed 2021-11-22
CIK 1840920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 21, 2021, there were 38,500,000 units of the Registrant’s Class A common stock and 9,625,000 units of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECH AND ENERGY TRANSITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)	(As restated)(1)
Assets
Current assets:
Cash	$922,927	$3,149,760
Prepaid expense	610,351	579,974
Total current assets	1,533,278	3,729,734
Investments held in Trust Account	385,012,197	385,000,632
Prepaid expenses - non-current	261,030	554,647
Total assets	$386,806,505	$389,285,012

Liabilities, Redeemable Shares and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	451,786	2,196,900
Due to related party	2,299	2,299
Total current liabilities	454,085	2,199,199
Derivative warrant liabilities	13,534,000	17,978,000
Deferred Underwriters' Discount	13,475,000	13,475,000
Total liabilities	27,463,085	33,652,199

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 38,500,000 shares and 38,500,000 shares at redemption value, respectively	385,000,000	385,000,000

Stockholders’ Equity
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 and 11,068,750 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively.	963	1,107
Additional paid-in-capital	-	—
Accumulated Deficit	(25,657,543)	(29,368,294)
Total stockholders’ deficit	(25,656,580)	(29,367,187)

Total Liabilities, Redeemable Shares, and Stockholders’ Equity	$386,806,505	$389,285,012

(1)	As restated to reflect reclassification of class A common stocks public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the six months ended September 30,
	2021	2020	2021	2020
Income/(Expense)
Formation and operating expenses	$325,640	$—	$744,958	$—
Loss from operations before income tax benefit	(325,640)	—	(744,958)	—
Change in fair value of warrant liabilities	6,739,667	—	4,444,000	—
Interest Income	5,814	—	11,565	—

Total other income/(expenses)	6,745,481	—	4,455,565	—
Net Income	$6,419,841	$—	$3,710,607	$—

Weighted average shares outstanding of Class A common stock	38,500,000	—	38,500,000	—
Basic and diluted net income per share, Class A common stock	$0.13	—	$0.08	—

Weighted average shares outstanding of Class B common stock	9,625,000	9,625,000	9,869,570	9,625,000
Basic and diluted net income per share, Class B common stock	$0.13	$—	$0.08	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021 (As Restated) (1)	—	$—	11,068,750	$1,107	$—	$(29,368,294)	$(29,367,187)
Class B Common Stock forfeiture	—	$—	(1,443,750)	$(144)	—	$144	—
Net Loss	—	$—	—	$—	—	$(2,709,234)	$(2,709,234)
Balances, June 30, 2021	—	$—	9,625,000	$963	—	$(32,077,384)	$(32,076,421)
Class A Common stock subject to possible redemption	—	$—	—	$—	$—	$—	$—
Class B Common Stock forfeiture	—	$—	—	$—	$—	$—	—
Net Income	—	$—	—	$—	$—	$6,419,841	$6,419,841

Balances, September 30, 2021	—	$—	9,625,000	$963	$—	$(25,657,543)	$(25,656,580)

(1)	As restated to reflect reclassification of class A common stocks public shares subject to redemption (see Note 2).

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Net loss	—	—	—	—	—	—	—
Balances, June 30, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Net loss	—	—	—	—	—	—	—
Balances, September 30, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021

	For the six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net Income	$3,710,607	$—
Change in fair value of warrant liabilities	(4,444,000)	—
Interest earned from investments held in Trust Account	(11,565)	—
Change in operating assets and liabilities
Prepaid expense - current and non-current	263,239	—
Accrued offering costs and accounts payable	1,745,114	—
Net cash provided by operating activities	$(2,226,833)	$—

Net change in cash	(2,226,833)	—
Cash at beginning of period	3,149,760	—
Cash at end of period	$922,927	$—

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

As of September 30, 2021, the Company had not yet commenced operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (“IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

The Company’s sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO was declared effective on March 16, 2021 (the “Effective Date”). On March 19, 2021, the Company consummated the IPO of 38,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $385.00 million, which is discussed in Note 4. Transaction costs of the IPO amounted to $22.23 million consisting of $7.70 million of underwriting commission, $13.47 million of deferred underwriting commission, and $1.06 million of other offering costs, which is discussed in Note 7.

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 5,775,000 units to cover over-allotments, if any. On April 30, 2021, the over-allotment option expired unexercised.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,366,667 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total gross proceeds of $11.05 million, which is discussed in Note 5.

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

The Company will provide its holders of the outstanding Public Shares of its Class A common stock, par value $0.0001 (“Class A common stock”), (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (as defined below in Note 4) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share).

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $0.92 million in its operating bank account and had working capital of approximately $1.08 million.

The Company’s liquidity needs prior to the completion of the Initial Public Offering were satisfied through a payment from the Sponsor of $27,467 (see Note 6) for the Founder Shares, borrowings under the Promissory Note totaled $275,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. Borrowing from Promissory Note was fully repaid upon the consummation of the IPO on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company's financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements included in the Form 8-K filed on March 25, 2021, the Form 10-K for the year ended March 31, 2021 and the Form 10-Q for the quarter ended June 30, 2021. The Company previously determined that the Public Shares subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company's amended and restated memorandum and articles of association that the Company's redemption of Public Shares cannot result in the Company's net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control under ASC 480-10- S99. Therefore, management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares. See Note 3, "Class A Common Stock Subject to Possible Redemption."  In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Public Shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities or operating results.

The impact of the restatement on the Company's financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated

Balance sheet as of March 19, 2021
Class A Common Stock subject to possible redemption	368,829,730	16,170,270	(385,000,000)
Common stock, Class A	162	(162)	-
Additional paid-in-capital	5,005,380	(5,005,380)	-
Accumulated deficit	(6,643)	(11,164,728)	(11,171,371)

Balance Sheet as of March 31, 2021
Class A Common Stock subject to possible redemption	$350,632,812	$34,367,188	$385,000,000
Common stock, Class A	344	(344)	—
Additional paid-in-capital	2,326,544	(2,326,544)	—
Accumulated Deficit	2,672,006	(32,040,300)	(29,368,294)

Balance Sheet as of June 30, 2021
Class A Common Stock subject to possible redemption	$347,923,578	$37,076,422	$385,000,000
Common stock Class A - $0.0001 par value	371	(371)	—
Additional paid-in-capital	5,035,895	(5,035,895)	—
Accumulated Deficit	(37,228)	(32,040,156)	(32,077,384)

Statement of Operations for the year ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,714,206	(33,342,973)	1,371,233
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.22	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	11,691,729	(622,979)	11,068,750
Basic and diluted net income per share, Class B common stock	$0.23	$(0.01)	$0.22

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,063,281	3,436,719	38,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	13,542,969	(3,426,142)	10,116,827
Basic and diluted net income per share, Class B common stock	$(0.20)	$0.14	$(0.06)

Statements of Changes in Stockholders’ Equity for the year ended March 31, 2021
Sale of Units in public offering, less fair value of public warrants	371,268,334	(371,268,334)	-
Offering costs less, costs allocated to public warrants	(21,428,995)	21,428,995	-
Class A Common stock subject to possible redemption	(350,632,812)	350,632,812	-
Remeasurement adjustment on redeemable common stock		(35,161,257)	(35,161,257)

Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021
Class A Common Stock subject to possible redemption	2,709,234	(2,709,234)	-
Remeasurement adjustment on redeemable common stock		(37,076,422)	(37,076,422)

Statements of Cash Flows for the year ended March 31, 2021
Supplemental disclosure of cash flow information
Initial classification of common stock subject to possible redemption	347,141,846	(347,141,846)	-
Change in value of Class A common stock subject to possible redemption	3,490,966	(3,490,966)	-

Statements of Cash Flows for the three months ended June 30, 2021
Supplemental disclosure of cash flow information
Change in value of Class A common stock subject to possible redemption	2,709,234	(2,709,234)	-

Note 3— Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 1, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and March 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021 and March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 9):

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

As of September 30, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and expenses due– a related party approximate the fair values, due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” 480 and ASC Subtopic 815-15 “Derivatives and Hedging — Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period as presented (see note 10).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 385,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has measured the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the three months ended September 30, 2021	For the six months ended September 30, 2021
Common stock subject to possible redemption
Numerator:
Allocation of net income, as adjusted	$6,419,841	$3,710,607
Denominator:
Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000
Basic and diluted net income per share, Class A common stock	$0.13	$0.08
Basic and diluted weighted average shares outstanding, common stock	9,625,000	9,869,570
Basic and diluted net income per share, common stock	$0.13	$0.08

Proportionate class shares outstanding
Class A	38,500,000	38,500,000
Class B	9,625,000	9,869,570
	48,125,000	48,369,570
Weight by class of share
Class A	80%	80%
Class B	20%	20%
	100%	100%

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

Note 5 — Private Placement

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

On January 22, 2021, the Company effectuated a recapitalization in the form of a 90,562.5 for 1 stock split, and as a result, the Sponsor held 9,056,250 shares of our Class B common stock (up to 1,181,250 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all).

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

On March 16, 2021, the Company effectuated an 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split (see Note 8).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 7 — Commitments & Contingencies

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

Note 8 — Stockholders’ Equity

Class B common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and March 31, 2021, there were 9,625,000 and 11,068,750 shares of Class B common stock outstanding.

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

Note 9 — Derivative Warrant Liabilities

As of September 30, 2021, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

The “fair market value” of our Class A common stock for the above purpose shall mean the volume-weighted average price of the Class A common stock as reported during the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide our warrant holders with the final fair market value no later than one business day after the ten-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.365 shares of Class A common stock per whole warrant (subject to adjustment).

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

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,012,197	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$8,598.333	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$4,935,667

March 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,000,632	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$11,421,666
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$6,556,334

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which is considered to be a Level 3 fair value measurement. Subsequently, the fair value of the Public Warrants has been based on public market quoted prices, a Level 1 measurement, which was $8,598,333 at September 30, 2021. The Company recognized an expense to the statement of operations resulting from the decrease in the fair value of the derivative warrant liabilities of $6,739,667 in the six months to September 30, 2021, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

Following significant inputs to value the Private Placement Warrants:

As of September 30, 2021
Risk-free interest rate	0.94%
Trading days per year
Expected volatility	13.0%
Exercise price	$11.50
Stock Price	$9.77

The change in the fair value of the level 3 derivative warrant liabilities for the six months ended September 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at March 31, 2021	$17,978,000
Transfer of Public Warrants to Level 1	(8,598,333)
Change in fair value of derivative warrant liabilities	(4,444,000)

Level 3 derivative warrant liabilities at September 30, 2021	$4,935,667

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our only activities from inception through September 30, 2021 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2021, we had a net income of approximately $6.42 million, which consists of changes in the derivative warrant liabilities of approximately $6.74 million and unrealized gain on investments held in the Trust Account of $5,814, partially offset by $325,640 in general and administrative costs.

For the six months ended September 30, 2021, we had a net income of approximately $3.71 million, which consists of changes in the derivative warrant liabilities of approximately $4.44 million and unrealized gain on investments held in the Trust Account of $11,565, partially offset by $744,958 in general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.922 million in our operating bank account and working capital of approximately $1.08 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment from the Sponsor of $27,467 (see Note 6) for the Founder Shares, borrowings under the Promissory Note of $275,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was fully repaid upon the consummation of the IPO on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

On January 22, 2021, the Company effectuated a recapitalization in the form of a 90,562.5 for 1 stock split, and as a result, the Sponsor held 9,056,250 shares of our Class B common stock (up to 1,181,250 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As of September 30, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and March 31, 2021, 38,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Ordinary Share

Our statement of operations includes a presentation of earnings (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of earnings (loss) per share. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting relating to the accounting of complex financial instruments.

Reclassification of Class A Common Stock

Recently, the Staff of the Division of Corporation Finance of the SEC issued comment letters to several special purpose acquisition companies addressing certain accounting and reporting considerations related to redeemable equity instruments of a kind similar to those issued by the Company under ASC 480-10-99. In light of these recent comment letters, the Company’s management, re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the Public Shares. Upon re-evaluation, the Company’s management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, the Company’s management concluded that all of the Public Shares should be classified as temporary equity in their entirety.

This resulted in the restatement of the Company's balance sheet as of March 19, 2021, its annual financial statements for period ended March 31, 2021 and its interim financial statements for the quarter ended June 30, 2021 which led to a material weakness for all periods subsequent to March 19, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock, other complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Reclassification of Warrants

As previously reported in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, management identified a material weakness in our internal controls related to the accounting for warrants issued in connection with our Initial Public Offering. On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result of the Staff Statement, the Company re-evaluated the accounting for the Public Warrants and the Private Placement Warrants (collectively, “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has reclassified the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 1, 2021, except as set forth below.

We identified a material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Tech and Energy Transition Corporation

Date: November 22, 2021		/s/ John Spirtos
	Name:	John Spirtos
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 22, 2021		/s/ Andrew Ancone
	Name:	Andrew Ancone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)