Form 10-K/A
period 2021-03-31
Tech & Energy Transition Corp
filed 2022-01-06
CIK 1840920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Tech and Energy Transition Corporation
FORM 10-K/A FOR THE YEAR ENDED MARCH 31, 2021

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Tech and Energy Transition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Tech and Energy Transition Corporation for the fiscal year ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on July 1, 2021 (the “Original Filing”).

In connection with the preparation of the Company's financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements included in the Form 10-K for the year ended March 31, 2021 and the Form 10-Q for the quarter ended June 30, 2021. The Company previously determined that the Company’s Class A common stock (the “Public Shares”) subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company's amended and restated memorandum and articles of association that the Company's redemption of Public Shares cannot result in the Company's net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control under ASC 480-10- S99. Therefore, management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares.

As a result, on November 15, 2021, after discussion with Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm, the Company’s audit committee and board of directors concluded that the Company’s previously issued (i) Current Report on Form 8-K filed on March 25, 2021, (ii) annual report for the fiscal year ended March 31, 2021 included in Form 10-K filed on July 1, 2021 and (iii) quarterly report for the first quarter ended June 30, 2021 included in Form 10-Q filed on August 13, 2021 should no longer be relied upon and are to be restated in order to correct the classification error. In addition, the Company is restating its earnings per share calculation for the fiscal quarters ended March 31, 2021 and June 30, 2021 as a result of the restatement of the accounting classification of the Public Shares.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Accordingly, the Company disclosed the impact of such restatement and its remediation plan with respect to such material weakness in its quarterly report on Form 10-Q for the quarter ended September 30, 2021.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Amendment No. 1 to the Annual Report on Form 10-K/A contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Amendment No. 1 to the Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I.

References in this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Tech and Energy Transition Corporation, a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tech and Energy Transition Sponsor LLC, a Delaware limited liability company. References to our “initial shareholders” refer to our Sponsor, Daniel R. Hesse and each of our independent directors.

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

Our initial shareholders hold 11,068,750 Founder Shares as of the date of this Amendment No. 1 to the Annual Report on Form 10-K/A, including 9,961,875 held by our Sponsor and 1,106,875 held by Dan Hesse. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, John Spirtos, Greg Callman, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman are currently associated with Macquarie (although there is no assurance that any of them will remain associated with Macquarie), which Sponsors, manages and advises Macquarie Accounts that make, or may in the future make, investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of our officers’ and directors’ other business affairs.

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

We identified material weaknesses in our internal control over financial reporting relating to our complex financial instruments. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in footnote 9A in this Amendment No. 1 to the Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On June 2, 2021, our audit committee authorized management to correct an error in this filing of our balance sheet dated March 19, 2021, filed on Form 8-K on March 25, 2021, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of March 31, 2021.

As described elsewhere in the Company’s quarterly report for the second quarter ended September 30, 2021 included in Form 10-Q filed on November 22, 2021 and elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

On January 22, 2021, the Company (i) effectuated a recapitalization, in the form of a 90,562.5 for 1 stock split, and as a result, the Sponsor held 9,056,250 shares of our Class B common stock, (ii) issued to Dan Hesse 1,006,250 shares of our Class B common stock in exchange for an initial investment of $2,467 and (iii) filed an amended and restated certificate of incorporation to change its par value of its Class A and B common stock from $0.01 to $0.0001. As of January 22, 2021, there were 10,062,500 Founder Shares outstanding.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $22.2 million, including approximately $7,700,000 of underwriting commission, $13,475,000 of deferred underwriting commission, and $1,066,089 of other offering costs. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $385,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Tech and Energy Transition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment No. 1 to the Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A.

In this Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended March 31, 2021, we are restating our audited financial statements as of March 31, 2021. The restatement results from our prior accounting for our Class A common stock subject to redemption, which were not fully recognized in temporary equity, and our warrants which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

In connection with the preparation of the Company's financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements included in the Form 10-K for the year ended March 31, 2021 and the Form 10-Q for the quarter ended June 30, 2021. The Company previously determined that the Company’s Class A common stock (the “Public Shares”) subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company's amended and restated memorandum and articles of association that the Company's redemption of Public Shares cannot result in the Company's net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control under ASC 480-10- S99. Therefore, management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares.

Additionally, as previously reported in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, our management identified a material weakness in our internal controls related to the accounting for warrants issued in connection with our Initial Public Offering. On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result of the Staff Statement, the Company re-evaluated the accounting for the Public Warrants and the Private Placement Warrants (collectively, “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has reclassified the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

As a result of the foregoing, in consultation with the audit committee of the Company, in consultation with its management, concluded that the Company’s previously issued (i) Current Report on Form 8-K filed on March 25, 2021, (ii) annual report for the fiscal year ended March 31, 2021 included in Form 10-K filed on July 1, 2021 and (iii) quarterly report for the first quarter ended June 30, 2021 included in Form 10-Q filed on August 13, 2021 should no longer be relied upon and are to be restated in order to correct the classification error.

In connection with the restatement, our management reassessed the effectiveness of our internal controls over financial reporting and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our internal controls and procedures for such periods were not effective with respect to the interpretation and accounting for certain complex features of the Class A common stock and the Warrants issued by the Company. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 38,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of March 31, 2021 and for the year then ended have been restated.

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

New York, NY
July 1, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is January 5, 2022

Tech and Energy Transition Corporation
Balance Sheets

	March 31, 2021	March 31, 2020
	(As restated) (1)
Assets
Current assets:
Cash	3,149,760	—
Current tax assets	$—	$217
Prepaid expense	579,974	—
Stock subscription receivable	—	27,467
Total current assets	3,729,734	27,684
Cash held in trust account	385,000,632	—
Prepaid expenses	554,646	—
Total assets	$389,285,012	$27,684

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	$2,196,900	$706
Due to related party	2,299	1,709
Total current liabilities	2,199,199	2,415
Derivative warrant liabilities	17,978,000	—
Deferred Underwriters' Discount	13,475,000	—
Total liabilities	33,652,199	2,415

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 38,500,000 shares and 0 shares at redemption value, respectively	385,000,000	—

Stockholders’ Equity
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 11,068,750(2)(3) shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively.	1,107	1,107
Additional paid-in-capital	—	26,360
Accumulated earnings (Accumulated Deficit)	(29,368,294)	(2,198)
Total stockholder’s equity	(29,367,187)	25,269

Total liabilities and stockholder’s equity	$389,285,012	$27,684

(1)	As restated to reflect reclassification of class A common stocks public shares subject to redemption (see Note 2)

(2)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(3)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Operations

	For the Year Ended March 31,	For the Year Ended March 31,
	2021	2020
	(As restated)(1)
Expense
Formation and operating expenses	$223,404	$1,033
Loss from operations before income tax benefit	(223,404)	(1,033)
Benefit from income tax	—	217
Change in fair value of warrant liabilities	3,709,666	—
Transaction costs	(812,094)	—
Interest income	632	—

Total other income/(expenses)	2,898,204	—
Net Income	$2,674,800	$(816)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,371,233	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.22	—
Basic and diluted weighted average shares outstanding, Class B common stock (2)(3)	11,068,750	8,750,000
Basic and diluted net income per share, Class B common stock	$0.22	$(0.00)

(1)	As restated to reflect reclassification of class A common stocks public shares subject to redemption (see Note 2)

(2)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(3)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Changes in Stockholder’s Equity

	Class A Common Stock		Class B Common Stock(2)(3)		Additional Paid-In-	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Sale of private placement warrants in excess of warrants fair value	—	—	—	—	$3,094,001	—	$3,094,001
Remeasurement adjustment on redeemable common stock	—	—	—	—	$(3,120,361)	(32,040,896)	$(35,161,257)
Net Income	—	—	—	—	—	$2,674,800	$2,674,800
Balances, March 31, 2021(As restated)(1)	—	$—	11,068,750	$1,107	$—	$(29,368,294)	$(29,367,187)

(1)	As restated to reflect reclassification of class A common stocks public shares subject to redemption (see Note 2)

(2)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(3)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Cash Flows

	For the Year Ended March 31,
	2021	2020
	(As restated)(1)
Cash flows from operating activities:
Net Income	$2,674,800	$(816)
Change in fair value of warrant liabilities	(3,709,666)	—
Transaction costs	812,094	—
Change in operating assets and liabilities
Prepaid expense	(1,134,620)	—
Current tax assets	157	—
Due to related party	54	816
Offering costs and accounts payable	2,196,194	—
Net cash provided by operating activities	$839,013	—

Cash flows from investing activities:
Cash held in Trust Account	(385,000,632)	—
Net cash used in investing activities	$(385,000,632)	$—

Cash flows from financing activities
Proceeds from stock subscription receivable	27,467	—
Proceeds from sale of Units, net of offering costs	383,933,911	—
Proceeds from sale of Private Placement warrants	11,050,001	—
Payment of underwriter discount	(7,700,000)	—
Net cash provided by financing activities	$387,311,379	—

Net change in cash	3,149,760	—
Cash at beginning of period	—	—
Cash at end of period	$3,149,760	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued expenses	$1,996,900	$—
Deferred underwriting commissions payable	$13,475,000	$—

(1)	As restated to reflect reclassification of Class A common stocks public shares subject to redemption (see Note 2)

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

Note 2 – Correction of An Error in Previously Furnished Financial Statements

The Company previously determined that the shares of Class A common stock subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company's amended and restated memorandum and articles of association that the Company's redemption of Public Shares cannot result in the Company's net tangible assets being less than $5,000,001. Upon review of its financial statements, the Company reevaluated the classification of the Class A common stock and determined that those shares may be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all shares of Class A common stock as subject to possible redemption, resulting in all of the Class A common stock being outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares. See Note 3, "Ordinary Shares Subject to Possible Redemption." In connection with the change in presentation for the Class A common stock, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A common stock and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities, or operating results.

The impact of the restatement on the Company's financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Class A Common Stock subject to possible redemption	$350,632,812	$34,367,188	$385,000,000
Common stock, Class A	344	(344)	—
Additional paid-in-capital	2,326,544	(2,326,544)	—
Accumulated earnings (Deficit)	2,672,006	(32,040,300)	(29,368,294)

Statement of Operations for the year ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,714,206	(33,342,973)	1,371,233
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.22	$0.22
Basic and diluted weighted average shares outstanding, Class B common stock	11,691,729	(622,979)	11,068,750
Basic and diluted net income per share, Class B common stock	$0.23	$(0.01)	$0.22

Statements of Changes in Stockholder’s Equity for the year ended March 31, 2021

Sale of Units in public offering, less fair value of public warrants	371,268,334	(371,268,334)	-
Offering costs less, costs allocated to public warrants	(21,428,995)	21,428,995	-
Class A Common stock subject to possible redemption	(350,632,812)	350,632,812	-
Remeasurement adjustment on redeemable common stock		(35,161,257)	(35,161,257)

Statements of Cash Flows for the year ended March 31, 2021
Supplemental disclosure of cash flow information
Initial classification of common stock subject to possible redemption	347,141,846	(347,141,846)	-
Change in value of Class A common stock subject to possible redemption	3,490,966	(3,490,966)	-

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

Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the Year Ended March 31, 2021	For the Year Ended March 31, 2020
Common stock subject to possible redemption
Numerator:
Allocation of net income (loss), as adjusted	$2,674,800	$—
Denominator:		—
Weighted average shares outstanding of Class A common stock	1,371,233	—
Basic and diluted net income (loss) per share, Class A common stock	$0.22	$—
Basic and diluted weighted average shares outstanding, common stock	11,068,750	—
Basic and diluted net loss per share, common stock	$0.22	$—

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, 385,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Correction of Errors in Previously Furnished Financial Statements

Reclassification of Warrants

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

This resulted in the restatement of the Company's annual financial statements for period ended March 31, 2021 which led to a material weakness for all periods subsequent to March31, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock, other complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal controls over financial reporting during the first and second quarters of fiscal year 2022 designed to remediate material weaknesses related to the presentation of the Company’s warrants, as equity instead of liability in connection with the SEC Staff Statement, and the classification of all of the Company’s Class A common stock, as being redeemable subject to the occurrence of future events considered outside of our control. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9.B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Dan Hesse	68	Executive Chairman of the Board of Directors
John Spirtos	56	Chief Executive Officer and President
Greg Callman	44	Energy Chief Investment Officer
Andrew Ancone	53	Chief Financial Officer
Gautham Srinivas	42	Chief Legal Counsel and Company Secretary
Lawrence Handen	55	Director
David Roseman	55	Director
Virginia Breen	57	Director
James Avery	65	Director
Gregory Gilmore	59	Director
Diarmuid B. O’Connell	57	Director

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

Andrew Ancone has served as our Chief Financial Officer since August 26, 2021. He is a Managing Director in the Infrastructure and Energy Group at Macquarie Capital, where he leads the origination and execution of development, investment and financial advisory assignments in North American infrastructure. Prior to joining Macquarie Capital, Mr. Ancone was a Managing Director in the Corporate and Structured Finance Group of Macquarie Group in Hong Kong, Malaysia and Singapore. He has over 25 years of experience in investment banking and private equity specializing in infrastructure, having also worked at ANZ Banking Group Limited. Mr. Ancone’s sector expertise includes transport, telecommunications, energy and utilities. During his career, Mr. Ancone has participated in more than $20 billion of completed transactions spanning Australia, Asia, Canada and the United States. Mr. Ancone holds a Bachelor’s Degree in Economics and Computer Science from the Flinders University of South Australia.

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

Specifically, John Spirtos, Greg Callman, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman are currently associated with Macquarie and will not be independent of Macquarie (although there is no assurance that any of them will remain associated with Macquarie). As a result, each of John Spirtos, Greg Callman, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as members of our management team, including as a result of his association with Macquarie, which could result in potential conflicts of interest. Additionally, all Macquarie personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Dan Hesse	PNC	Financial Company	Director
	Akamai	Internet Company	Director

John Spirtos	Macquarie Group(1) Logical Buildings, Inc.	Investment Company Energy Management Technology Provider	Senior Advisor Director

Greg Callman	Macquarie Group(1) In-Charge Energy, Inc	Investment Company Energy Services Company	Senior Managing Director Director
	Calibrant Energy	Distributed Energy Company	Director

Andrew Ancone	Macquarie Group(1)	Investment Company	Managing Director

Gautham Srinivas	Macquarie Group(1)	Investment Company	Managing Director

Lawrence Handen	Macquarie Group(1)	Investment Company	Senior Managing Director

David Roseman	Macquarie Group(1)	Investment Company	Chairman of the Infrastructure and Energy Group

Virginia Breen	Paylocity JLLIPT NB Private Equity Partners(2) Calamos Fund Complex UBS A&Q Funds(2)	Software Company REIT Investment Company Investment Fund Investment Fund	Director Director Director Director Director

Gregory Gilmore	Planview Inc.	Software Company	Chief Executive Officer

Diarmuid B. O’Connell	Albemarle Corp. Dana, Inc. The Mobility House GmbH Volvo Car Group	Chemical Manufacturing Company Manufacturing Company Energy Services Company Automotive Company	Director Director Director Director

(1)	Includes Macquarie Group and its affiliates.

(2)	Includes certain of its funds and other affiliates, including its portfolio companies.

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

	Class A Common Stock		Class B Common Stock(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (2)
Tech and Energy Transition Sponsor LLC (our sponsor)(3)	—	—	8,562,500	90.0%
MIHI LLC	—	—	8,562,500	90.0%
Dan Hesse	—	—	962,500	10%
John Spirtos	—	—	—	—
Greg Callman	—	—	—	—
Andrew Ancone	—	—	—	—
Gautham Srinivas	—	—	—	—
Lawrence Handen	—	—	—	—
David Roseman	—	—	—	—
Virginia Breen	—	—	25,000	*
James Avery	—	—	25,000	*
Gregory Gilmore	—	—	25,000	*
Diarmuid B. O’Connell	—	—	25,000	*
All directors and officers as a group (11 individuals)	—	—	1,062,500	11.0%
NEED TO UPDATE Adage Capital Partners, L.P.(4)	2,100,000	5.45%
Linden Advisors LP(5)	2,000,000	5.20%
Millennium Group Management LLC(6)	2,350,000	6.10%
Sculptor Capital LP(7)	2,250,000	5.84%

*	Less than one percent.

(1)	Class B common stock will convert into Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253444).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tech and Energy Transition Corporation, 125 W 55th St, New York, NY 10019.

(3)	Tech and Energy Transition Sponsor LLC is a wholly owned subsidiary of MIHI, which is a wholly owned subsidiary of Macquarie Group. Each of MIHI and Macquarie Group. may be deemed to beneficially own the shares held by our sponsor by virtue of their direct and indirect ownership, respectively, over Tech and Energy Transition Sponsor LLC . Each of MIHI and Macquarie Group. disclaims beneficial ownership of any such shares except to the extent of their respective pecuniary interest therein. The business address of Tech and Energy Transition Sponsor LLC is 125 W 55th St, New York, NY 10019.

(4)	According to a Schedule 13G filed with the SEC on March 29, 2021, each of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C. and Robert Atchinson share voting and dispositive power with regard to 2,100,000 shares of Class A common stock of the Company and the business address of each is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G filed with the SEC on March 25, 2021, each of Linden Advisors LP and Siu Min Wong share voting and dispositive power with regard to 2,000,000 shares of Class A common stock of the Company. The business address for each is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(6)	According to a Schedule 13G filed with the SEC on March 24, 2021, each of Millennium Group Management LLC, Millennium Management LLC and Israel A. Englander share voting and dispositive power with regard to 2,350,000 shares of Class A common stock of the Company and the business address of each is 399 Park Avenue, New York, New York 10022.

(7)	According to a Schedule 13G filed with the SEC on March 23, 2021, each of Sculptor Capital Management, Inc., Sculptor Capital Holding II LLC, Sculptor Capital Holding Corp., Sculptor Capital II LP and Sculptor Capital LP share voting and dispositive power with regard to 2,250,000 shares of Class A common stock of the Company and the business address of each is 9 West 57th Street, New York, New York 10019.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.
4.2*	Description of the Company’s securities.
10.1(1)	Warrants Subscription Agreement between the Company and the Sponsor.
10.2(1)	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.
10.3(1)	Registration Rights Agreement among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.
10.5(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Dan Hesse.
10.6(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and David Roseman.
10.7(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Gautham Srinivas.
10.9(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Lawrence Handen.
10.10(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and John Spirtos.
10.11(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Greg Callman.
10.12(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Virginia Breen.
10.13(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and James Avery.
10.14(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Diarmuid O’Connell.
10.15(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Gregory Gilmore.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2021.

Item 16. Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tech and Energy Transition Corporation
Date: January 5, 2022

/s/ John Spirtos
	By:	John Spirtos
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Spirtos
Name:	John Spirtos
Title:	Chief Executive Officer and President (Principal Executive Officer)
Date:	January 5, 2022

/s/ Andrew Ancone
Name:	Andrew Ancone
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	January 5, 2022

/s/ Dan Hesse
Name:	Dan Hesse
Title:	Executive Chairman of the Board of Directors and Director
Date:	January 5, 2022

/s/ Lawrence Handen
Name:	Lawrence Handen
Title:	Director
Date:	January 5, 2022

/s/ David Roseman
Name:	David Roseman
Title:	Director
Date:	January 5, 2022

/s/ Virginia Breen
Name:	Virginia Breen
Title:	Director
Date:	January 5, 2022

/s/ James Avery
Name:	James Avery
Title:	Director
Date:	January 5, 2022

/s/ Gregory Gilmore
Name:	Gregory Gilmore
Title:	Director
Date:	January 5, 2022

/s/ Diarmuid B. O’Connell
Name:	Diarmuid B. O’Connell
Title:	Director
Date:	January 5, 2022