Form 10-Q
period 2021-12-31
Tech & Energy Transition Corp
filed 2022-02-17
CIK 1840920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

As of February 11, 2022, there were 38,500,000 units of the Registrant’s Class A common stock and 9,625,000 units of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TECH AND ENERGY TRANSITION CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$579,409	$3,149,760
Prepaid expense	587,193	579,974
Total current assets	1,166,602	3,729,734
Investments held in Trust Account	385,019,933	385,000,632
Prepaid expenses - non-current	119,652	554,647
Total assets	$386,306,187	$389,285,012

Liabilities, Redeemable Shares and Stockholder’s Equity
Current liabilities:
Accrued offering costs and expenses	1,084,022	2,196,900
Due to related party	2,299	2,299
Total current liabilities	1,086,321	2,199,199
Derivative warrant liabilities	14,140,000	17,978,000
Deferred Underwriters' Discount	13,475,000	13,475,000
Total liabilities	28,701,321	33,652,199

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 38,500,000 shares and 38,500,000 shares at redemption value, respectively	385,000,000	385,000,000

Stockholders’ Equity
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 and 11,068,750 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively.	963	1,107
Additional paid-in-capital	—	—
Accumulated Deficit	(27,396,097)	(29,368,294)
Total stockholders’ deficit	(27,395,134)	(29,367,187)

Total Liabilities, Redeemable Shares, and Stockholders’ Equity	$386,306,187	$389,285,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended December 31,		For the nine months ended December 31,
	2021	2020	2021	2020
Income/(Expense)
Formation and operating expenses	$1,140,290	$596	$1,885,248	$596
Loss from operations before income tax benefit	(1,140,290)	(596)	(1,885,248)	(596)
Change in fair value of warrant liabilities	(606,000)	—	3,838,000	—
Gain on expiration of over-allotment option	—	—	1,097,250	—
Interest Income	7,736	—	19,301	—

Total other income/(expenses)	(598,264)	—	4,954,551	—
Net Income/(Loss)	$(1,738,554)	$(596)	$3,069,303	$(596)

Weighted average shares outstanding of Class A common stock	38,500,000	—	38,500,000	—
Basic and diluted net income/(loss) per share, Class A common stock	$(0.04)	—	$0.06	—

Weighted average shares outstanding of Class B common stock	9,625,000	9,625,000	9,787,750	9,625,000
Basic and diluted net income/(loss) per share, Class B common stock	$(0.04)	$—	$0.06	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021	—	$—	11,068,750	$1,107	$—	$(29,368,294)	$(29,367,187)
Class B Common Stock forfeiture	—	$—	(1,443,750)	$(144)	—	$144	—
Accretion of shares subject to redemptions	—	—	—	—	—	(1,097,250)	(1,097,250)
Net Loss	—	$—	—	$—	—	$(1,611,984)	$(1,611,984)
Balances, June 30, 2021	—	$—	9,625,000	$963	—	$(32,077,384)	$(32,076,421)
Net Income	—	$—	—	$—	$—	$6,419,841	$6,419,841
Balances, September 30, 2021	—	$—	9,625,000	$963	$—	$(25,657,543)	$(25,656,580)
Class B Common Stock forfeiture	—	$—	—	$—	$—	$—	—
Net Loss	—	$—	—	$—	$—	$(1,738,554)	$(1,738,554)

Balances, December 31, 2021	—	$—	9,625,000	$963	$—	$(27,396,097)	$(27,395,134)

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Net loss	—	—	—	—	—	—	—
Balances, June 30, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Net loss	—	—	—	—	—	—	—
Balances, September 30, 2020	—	—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Net loss	—	—	—	—	—	(596)	(596)
Balances, December 31, 2020	—	—	11,068,750	1,107	26,360	(2,794)	24,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021

	For the nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net Income	$3,069,303	$(596)
Change in fair value of warrant liabilities	(3,838,000)	—
Gain on expiration of over-allotment option	(1,097,250)	—
Interest earned from investments held in Trust Account	(19,301)	—
Change in operating assets and liabilities
Current tax assets	—	60
Due to related party	—	536
Prepaid expense - current and non-current	427,775	—
Accrued offering costs and accounts payable	(1,112,878)	—
Net cash provided by operating activities	$(2,570,351)	$—

Net change in cash	(2,570,351)	—
Cash at beginning of period	3,149,760	—
Cash at end of period	$579,409	$—

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

As of December 31, 2021, the Company had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation and initial public offering (“IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

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

The Company will provide its holders of the Public Shares, (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (as defined below in Note 4) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share).

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had approximately $0.58 million in its operating bank account and had working capital of approximately $.08 million.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. However, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a business combination, then the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account (as defined below) after paying all other fees and expenses of the Company.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2021, management identified an error related to accounting for over-allotment options that were issued to underwriters upon IPO. Management noted that as freestanding financial instruments, the over-allotment options should be accounted for as liability under ASC 480-10-25-8. The over-allotment options are required to be the fair value at the initial issuance date and subsequent measurement dates through their ultimate forfeiture on April 30, 2021. Management determined the impact of this error to be immaterial to March 19, 2021 and March 31, 2021 issued financial statements and has presented the impact of this error as a revision on a cumulative catch up basis for the nine months ended December 31, 2021.

The impact of this revision to the Company’s historical financial statements for three and six months ended June 30, 2021 and September 30, 2021 respectively is reflected in the following table:

	As Previously Reported	Adjustment	As Restated

Statement of Operations for the three months ended June 30, 2021
Net Income/(Loss)	$(2,709,234)	$1,097,250	$(1,611,984)

Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.06)	$0.02	$(0.04)
Basic and diluted net income per share, Class B common stock	$(0.06)	$0.02	$(0.04)

Statement of Operations for the six months ended September 30, 2021
Net Income/(Loss)	$3,710,607	$1,097,250	$4,807,857

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.02	$0.10
Basic and diluted net income per share, Class B common stock	$0.08	$0.02	$0.10

Statements of Changes in Stockholder’s Equity for the three months ended June 30, 2021
Fair value of over-allotment option	$—	$(1,097,250)	$(1,097,250)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022, or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the Securities and Exchange Commission (“SEC”) on January 5, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and March 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021 and March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2021 and March 31, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and expenses due – a related party approximate the fair values, due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value.

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

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2021, 385,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the three months ended December 31, 2021	For the nine months ended December 31, 2021
Common stock subject to possible redemption
Numerator:
Allocation of net income/(loss), as adjusted	$(1,738,554)	$3,069,303
Denominator:
Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000
Basic and diluted net income/(loss) per share, Class A common stock	$(0.04)	$0.06
Basic and diluted weighted average shares outstanding, Class B common stock	9,625,000	9,787,750
Basic and diluted net income/(loss) per share, Class B common stock	$(0.04)	$0.06

Proportionate class shares outstanding
Class A	38,500,000	38,500,000
Class B	9,625,000	9,787,750
	48,125,000	48,287,750
Weight by class of share
Class A	80%	80%
Class B	20%	20%
	100%	100%

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

On January 22, 2021, the Company issued to Dan Hesse, Executive Chairman, 1,006,250 shares of our Class B common stock (up to 131,250 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all) in exchange for an initial investment of $2,467. As of January 22, 2021, the Founder Shares outstanding were 10,062,500, of which the Sponsor held 9,056,250 and Dan Hesse held 1,006,250.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of December 31, 2021 and March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Promissory Note - Related Party

On December 16, 2020, the Sponsor made available to the Company, under a promissory note, up to $950,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note was non-interest bearing and due on the earlier of September 30, 2021 or the completion of the IPO. The Note funds borrowed of $275,000 were repaid upon the consummation of the IPO on March 19, 2021.

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note was non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company

Cost Sharing Arrangement - Related Party

The Company has entered into a cost sharing arrangement with Macquarie CAF LLC, which is a related party to the Company and its sponsor. The cost sharing arrangement was put in place whereby the parties agreed to use certain common service providers for performing due diligence on a potential target company. Under this arrangement, both parties agreed to share 50% of costs incurred during due diligence of the specific target company. Both parties are responsible for remitting their share of payments directly to the service providers. The arrangement does not represent amounts payable by the related party on behalf of the Company, for which the Company is responsible party for paying the full amount. As of December 31, 2021, both parties have shared in due diligence expenses of $1,165,206, of which the Company’s share was $582,603 at 50%.

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

Note 8 — Stockholders’ Equity

Class B common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and March 31, 2021, there were 9,625,000 and 11,068,750 shares of Class B common stock outstanding.

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

Note 9 — Derivative Warrant Liabilities

As of December 31, 2021, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

Note 10 — Over-allotment Option

The Company issued a 45-day over-allotment option to underwriters to purchase up to an additional 5,775,000 units to cover over-allotments, if any, from the date of the IPO. On April 30, 2021, the over-allotment option expired unexercised. Over-allotment options represents freestanding equity-linked financial instruments that is determined to be liability under ASC 480-10-25-8.

Note 11 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,019,933	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$8,983,333	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$5,156,667

March 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,000,632	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$11,421,666
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$6,556,334

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which is considered to be a Level 3 fair value measurement. Subsequently, the fair value of the Public Warrants has been based on public market quoted prices, a Level 1 measurement, which was $8,983,333 at December 31, 2021. The Company recognized an expense to the statement of operations resulting from the decrease in the fair value of the derivative warrant liabilities of $3,838,000 in the nine months to December 31, 2021, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

Following significant inputs to value the Private Placement Warrants:

As of December 31, 2021
Risk-free interest rate	1.20%
Trading days per year
Expected volatility	13.7%
Exercise price	$11.50
Stock Price	$9.72

The change in the fair value of the level 3 derivative warrant liabilities for the nine months ended December 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at March 31, 2021	$17,978,000
Transfer of Public Warrants to Level 1	(8,983,333)
Change in fair value of derivative warrant liabilities	(3,838,000)

Level 3 derivative warrant liabilities at December 31, 2021	$5,156,667

In conjunction with our public offering, we granted the underwriters an over-allotment option to purchase an additional 5.7 million units within 45 days of the IPO. We determined the fair value of this liability at inception utilizing a Black-Scholes option-pricing model utilizing a volatility of 18.0% risk-free rate of 1.0%, expected term of 45 days and exercise price of $10.00 per unit. The option expired unexercised on April 30, 2021, at which point we recorded a gain on expiration of the over-allotment option.

The change in the fair value of the level 3 over-allotment option liability for the nine months ended December 31, 2021 is summarized as follows:

Level 3 over-allotment option at March 31, 2021	$—
Fair value of over-allotment option	1,097,250
Expiration of over-allotment option	(1,097,250)

Level 3 over-allotment option at December 31, 2021	$—

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the unaudited condensed financial statements were issued. Based on this review, the Company and its sponsors entered in to a promissory note on January 31, 2022 for up to $1,600,000 due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,600,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on January 5, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception through December 31, 2021 were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended December 31, 2021, we had a net loss of approximately $1.74 million, which consists of changes in the derivative warrant liabilities of approximately $.60 million and unrealized gain on investments held in the Trust Account of $7,736, partially offset by $1.14 million in general and administrative costs.

For the nine months ended December 31, 2021, we had a net income of approximately $3.07 million, which consists of changes in the derivative warrant liabilities of approximately $3.84 million, over-allotment liability of $1.10 million and unrealized gain on investments held in the Trust Account of $19,301, partially offset by $1.89 million in general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.579 million in our operating bank account and working capital of approximately $.08 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment from the Sponsor of $27,467 (see Note 6) for the Founder Shares, borrowings under the Note of $275,000 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was fully repaid upon the consummation of the IPO on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

We issued an aggregate of 12,833,333 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their over-allotment option and we issued 7,366,667 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial lattice model. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants, and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model each measurement date.

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

As of December 31, 2021, the recorded values of cash and investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and March 31, 2021, 38,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Earnings (Loss) Per Share

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting relating to the accounting of complex financial instruments.

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

Reclassification of Warrants

As previously reported in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, management identified a material weakness in our internal controls related to the accounting for warrants issued in connection with our Initial Public Offering. On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result of the Staff Statement, the Company re-evaluated the accounting for the Public Warrants and the Private Placement Warrants (collectively, “Warrants”) under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has reclassified the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Over-allotment Option

In connection with the preparation of the Company’s financial statements as of December 31, 2021, management identified an error related to accounting for over-allotment options that were issued to underwriters upon IPO. Management noted that as freestanding financial instruments, the over-allotment options should be accounted for as liability under ASC 480-10-25-8. The over-allotment options are required to be the fair value at the initial issuance date and subsequent measurement dates through their ultimate forfeiture on April 30, 2021.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

Our Sponsor purchased 7,366,667 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, at a price of $1.50 per warrant ($11.05 million in the aggregate), in a private placement that closed substantially concurrently with the closing of the Initial Public Offering.

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

Tech and Energy Transition Corporation

Date: February 16, 2022		/s/ John Spirtos
	Name:	John Spirtos
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: February 16, 2022		/s/ Andrew Ancone
	Name:	Andrew Ancone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)