Form 10-K
period 2022-03-31
Tech & Energy Transition Corp
filed 2022-06-29
CIK 1840920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of September 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $376,145,000.

As of June 29, 2022, there were 38,500,000 shares of the Registrant’s Class A common stock and 9,625,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION
FORM 10-K FOR THE YEAR ENDED MARCH 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Tech and Energy Transition Corporation, a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tech and Energy Transition Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor, Daniel R. Hesse and each of our independent directors.

Item 1. Business.

Overview

We are a blank check company incorporated on December 4, 2017, as a Delaware corporation, for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company directly controlled by MIHI LLC, a wholly owned subsidiary of Macquarie Group Limited (Macquarie Group Limited and together with its subsidiaries and funds (or similar vehicles) managed by such subsidiaries) and a part of Macquarie Capital (Macquarie Capital is a division of Macquarie, which includes Macquarie Capital (USA) Inc.).

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

Substantially concurrently with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,366,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of approximately $11.05 million.

Upon the closing of the Initial Public Offering and the Private Placement, $385.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

Our entire activity from inception through March 31, 2022 related to our formation and the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding-up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, our remaining stockholders and our board of directors (the “Board), dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Effecting a Business Combination

Our Business Strategy

Combining our management team’s domain, operating and market sector expertise, Macquarie Capital’s sourcing strategies and the Macquarie Capital platform, we believe will generate attractive returns for stockholders by selecting a high-quality target, negotiating favorable acquisition terms at an attractive valuation and creating the foundation for improved operational performance of the acquired company. In particular, we expect to distinguish ourselves with our ability to:

●	Leverage Best-in-class Sourcing Capabilities of the Macquarie Capital Platform. We believe our ability to access the best-in-class sourcing capabilities of the Macquarie Capital platform is a significant advantage. The multiple sourcing vectors available to us through Macquarie Capital include a network of executives, founders, sponsors, academics and consultants that we can use to identify and evaluate suitable target businesses that could benefit from our experience in structuring complex transactions, accessing capital for growth, deleveraging and operational and strategic expertise.

●	Bring Unique Rigor to the Process of Identifying and Structuring a Business Combination. Macquarie Capital has the investment capabilities and capital markets expertise necessary to consummate a successful Business Combination. The team’s demonstrated ability to identify, value and close large, complex transactions is a distinct advantage that is further bolstered by Macquarie Capital’s reputation, global footprint and significant investing capabilities.

●	Create a platform opportunity. We believe we have the skills necessary to identify a company and give it a foundation for success. As part of our growth strategy, we may contemplate organic as well as potential inorganic growth opportunities that fit our strategy.

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

These criteria are not intended to be exhaustive or required. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our stockholder communications related to our initial Business Combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (“SEC”).

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

Initial Business Combination

The Nasdaq Capital Market (“Nasdaq”) rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions). We refer to this as the 80% of fair market value test. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our Board will rely on generally accepted standards, our Board will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide Public Stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

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

Human Capital

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

Item 1A. Risk Factors.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our Public Stockholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

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

Since our Board may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Business Combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a Special Purpose Acquisition Company (a “SPAC”) for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of the winding-up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors’’ section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial Business Combination within such time period or during any extended period of time that the Company has to consummate a Business Combination (an “Extension Period”), we will: (1) cease all operations except for the purpose of the winding-up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if ongoing concerns relating to COVID-19 or other events restrict travel; limit the ability to have meetings with potential investors or the target company’s personnel; or prevent vendors and services from being able to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from public stockholders and warrant holders, which may influence the outcome of our proposed Business Combination and reduce the public “float” of our securities.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial Business Combination.

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

As the number of SPACs increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as many additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

In addition, because there are more SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, and/or to pay our taxes (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per share amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our Public Stockholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our Founder Shares, that our Public Stockholders might deem to be material. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, the Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share and 50,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 31, 2022, there were 461,500,000 and 40,375,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of March 31, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial Business Combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation in another jurisdiction may result in taxes imposed on stockholders or warrant holders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to the consummation of redemptions of any of our Public Shares properly submitted to us for redemption in connection with such Business Combination. We do not intend to make any cash distributions to pay such taxes.  Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after a Business Combination or reincorporation.

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

Our initial stockholders hold 11,068,750 Founder Shares as of the date of this Annual Report on Form 10-K, including 9,961,875 held by our Sponsor and 1,106,875 held by Dan Hesse. The Founder Shares will be worthless if we do not complete an initial Business Combination.

In addition, our Sponsor purchased an aggregate of 7,366,667 Private Placement Warrants for a purchase price of $11,050,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial Business Combination. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

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

The Founder Shares are identical to the shares of common stock included in the Units, except that: (1) prior to our initial Business Combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our Board for any reason; (2) our Sponsor and each of our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (a) their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial Business Combination, (b) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (I) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not consummated our initial Business Combination within 24 months from the closing of the Initial Public Offering or (II) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the Founder Shares are subject to certain transfer restrictions; (4) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of Founder Shares are entitled to registration rights.

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $11,075,000, comprised of the $25,000 purchase price for the Founder Shares and the $11,050,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 11,068,750 Founder Shares would have an aggregate implied value of $110,687,500. Even if the trading price of our shares of common stock were as low as $1.30 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be in excess of the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities that were offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares of our common stock from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares of common stock in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Our initial stockholders will control the election of our Board until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our outstanding common stock. In addition, prior to our initial Business Combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our Board for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our Board and, (i) in the case of any such issuance to our Sponsor or any of its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to our Sponsor or any of its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 12,833,333 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued an aggregate of 7,366,667 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders currently hold 11,068,750 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans made to us more than 60 days after the date of our final prospectus may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	changes in local regulations as part of a response to the COVID-19 pandemic;

●	tax consequences;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, John Spirtos, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman are currently associated with Macquarie (although there is no assurance that any of them will remain associated with Macquarie), which Sponsors, manages and advises Macquarie Accounts that make, or may in the future make, investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of our officers’ and directors’ other business affairs.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties or otherwise have an interest in, and any other SPACs in which they may become involved with. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties or otherwise have an interest in, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We cannot assure you that our securities will continue to be listed on Nasdaq. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 Public Stockholders). Generally, following our initial public offering, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A Common Stock or certain exemptions are available.

Pursuant to the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial Business Combination to have declared effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. The warrants may not be exercised for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act, including our (i) failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination as described in the immediately following paragraph or (ii) as a result of a notice of redemption. The Private Placement Warrants will not be redeemable by us so long as they are held by our Sponsor or its permitted transferees, except under certain circumstances. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the Units being sold as part of the Initial Public Offering. Our Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.

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

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and Board.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 12,833,333 public and 7,366,667 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of March 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

As previously disclosed , we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On June 2, 2021, our audit committee authorized management to correct an error in this filing of our balance sheet dated March 19, 2021, filed on Form 8-K on March 25, 2021, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of March 31, 2021.

In addition as previously disclosed, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of common stock subject to possible redemption. As a result, management noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2022.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had approximately $0.24 million in cash and a working capital deficiency of approximately $0.73 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 19, 2023. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 19, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere herein do not include any adjustments that might result from our inability to continue as a going concern.

Item 1B. Unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, shares of Class A common stock and warrants are each traded on NASDAQ under symbols “TETCU” and “TETCWS” respectively. Our Units commenced public trading on March 17, 2021. Our shares of Class A common stock and warrants began separate trading on May 7, 2021.

(b) Holders

As of June 29, 2022, there were approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A common stock, and approximately two holders of record of our redeemable warrants.

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

None.

Item 6. [Reserved].

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

Overview

We are a blank check company incorporated in Delaware on December 4, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in certain end markets that are facilitating digital disruptions – such as communications, energy and industrial software and services -- where technology may be used to unlock a capacity constrained business problem. Our sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

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

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $385 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the trust account until the earlier of (i) the completion of the Company’s initial Business Combination or (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), without extension. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

Results of Operations

Our entire activity from inception through March 31, 2022 related to our formation and the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest and investment income on cash and cash equivalents and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period

For the year ended March 31, 2022, we had a net income of $10,607,556 income comprised of a $12,322,000 income from changes in fair value of warrant liabilities, $1,097,250 income from gain on expiration of over-allotment option, and $2,856,281 of general and administrative expenses partially offset by approximately $44,587 of income on the investments held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.24 million in our operating bank accounts and working capital deficit of approximately $0.73 million.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a payment from the Sponsor of $27,467 (see Note 6) for the Founder Shares, borrowings under the Promissory Note totaled $275,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note was fully repaid upon the consummation of the initial public offering (“IPO”) on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. However, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a business combination, then the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account (as defined below) after paying all other fees and expenses of the Company.

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

Going Concern

As of March 31, 2022, we had $0.24 million in cash and working capital deficit of approximately $0.73 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 19, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. Our plans to raise capital and to consummate our initial business combination by March 19, 2023 may not be successful. In addition, management is currently evaluating the continuing impact of the COVID-19 pandemic on the industry and its effect on our financial position, results of our operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Net Income (Loss) Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 20,200,000 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income (loss) earned on investments held in the Trust Account, by the weighted average number of common stock subject to possible redemption outstanding for the period.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Tech and Energy Transition Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Tech and Energy Transition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tech and Energy Transition Corporation (the “Company”) as of March 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
June 29, 2022

PCAOB ID: 688

Tech and Energy Transition Corporation
Balance Sheets

	March 31, 2022	March 31, 2021

Assets
Current assets:
Cash	$239,492	$3,149,760
Prepaid expense	544,095	579,974
Total current assets	783,587	3,729,734
Cash held in trust account	385,045,219	385,000,632
Prepaid expenses	—	554,646
Total assets	$385,828,806	$389,285,012

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$1,552,388	$2,196,900
Due to related party	2,299	2,299
Total current liabilities	1,554,687	2,199,199
Derivative warrant liabilities	5,656,000	17,978,000
Deferred Underwriters’ Discount	13,475,000	13,475,000
Total liabilities	20,685,687	33,652,199

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 38,500,000 shares and 38,500,000 shares at redemption value, respectively	385,000,000	385,000,000

Stockholders’ Equity
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 and 11,068,750(1)(2) shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	963	1,107
Additional paid-in-capital	—	—
Accumulated Deficit	(19,857,844)	(29,368,294)
Total stockholders’ deficit	(19,856,881)	(29,367,187

Total liabilities and stockholders’ deficit	$385,828,806	$389,285,012

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(2)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Operations

	For the Year Ended March 31,	For the Year Ended March 31,
	2022	2021

Income/(Expense)
Formation and operating expenses	$2,856,281	$223,404
Loss from operations before income tax benefit	(2,856,281)	(223,404)
Change in fair value of warrant liabilities	12,322,000	3,709,666
Gain on expiration of over-allotment option	1,097,250	—
Transaction costs	—	(812,094)
Interest income	44,587	632

Total other income/(expenses)	13,463,837	2,898,204
Net Income/(Loss)	$10,607,556	$2,674,800

Weighted average shares outstanding of Class A common stock	38,500,000	1,371,233
Basic and diluted net income/(loss) per share, Class A common stock	$0.22	$0.22

Weighted average shares outstanding of Class B common stock (1)(2)	9,747,620	11,068,750
Basic and diluted net income/(loss) per share, Class B common stock	$0.22	$0.22

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(2)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Changes in Stockholders’ Deficit

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2020	—	$—	11,068,750	$1,107	$26,360	$(2,198)	$25,269
Sale of private placement warrants in excess of warrants fair value	—	$—	—	$—	$3,094,001	$—	$3,094,001
Remeasurement adjustment on redeemable common stock	—	$—	—	$—	$(3,120,361)	$(32,040,896)	$(35,161,257)
Net Income	—	$—	—	$—	$—	$2,674,800	$2,674,800
Balances, March 31, 2021	—	$—	11,068,750	$1,107	$—	$(29,368,294)	$(29,367,187)
Class B Common Stock forfeiture	—	$—	(1,443,750)	$(144)	$—	$144	$—
Fair value of overallotment option	—	$—	—	$—	$—	$(1,097,250)	$(1,097,250)
Net Income	—	$—	—	$—	$—	$10,607,556	$10,607,556
Balances, March 31, 2022	—	$—	9,625,000	$963	$—	$(19,857,844)	$(19,856,881)

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 90,562.5 for-1 stock split and the issuance of 1,006,250 shares of Class B common stock to Dan Hesse for a consideration of $2,467. On March 16, 2021, we effectuated a 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split.

(2)	Includes an aggregate of 1,443,750 shares held by the Sponsor and Dan Hesse that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. On April 30, 2021, upon the expiration of the 45-day period and underwriters not exercising the over-allotment option, 1,443,750 shares of Class B common stock were forfeited by the Sponsor and Mr. Hesse, in the aggregate.

Tech and Energy Transition Corporation
Statements of Cash Flows

	For the Year Ended March 31,
	2022	2021

Cash flows from operating activities:
Net Income	$10,607,556	$2,674,800
Change in fair value of warrant liabilities	(12,322,000)	(3,709,666)
Gain on expiration of over-allotment option	(1,097,250)	—
Interest earned from investments held in Trust Account	(44,587)	—
Transaction costs	—	812,094
Change in operating assets and liabilities
Prepaid expense - current and non-current	590,525	(1,134,620)
Current tax assets	—	157
Due to related party	—	54
Accrued offering costs and accounts payable	(644,512)	2,196,194
Net cash (used in)/provided by operating activities	$(2,910,268)	$839,013

Cash flows from investing activities:
Cash held in Trust Account	—	(385,000,632)
Net cash used in investing activities	$—	$(385,000,632)

Cash flows from financing activities:
Proceeds from stock subscription receivable	—	27,467
Proceeds from sale of Units, net of offering costs	—	383,933,911
Proceeds from sale of Private Placement warrants	—	11,050,001
Payment of underwriter discount	—	(7,700,000)
Net cash provided by financing activities	$—	$387,311,379

Net change in cash	(2,910,268)	3,149,760
Cash at beginning of period	3,149,760	—
Cash at end of period	$239,492	$3,149,760

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$1,552,388	$1,996,900
Deferred underwriting commissions payable	$—	$13,475,000

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

As of March 31, 2022, the Company had not yet commenced operations. All activity through March 31, 2021 relates to the Company’s formation and the IPO, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had approximately $0.24 million in its operating bank account and had working capital deficit of approximately $0.73 million.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. However, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a business combination, then the outstanding debt under the Promissory Note will be forgiven by Sponsor, except to the extent of any funds held outside of the Company’s Trust Account (as defined below) after paying all other fees and expenses of the Company.

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

Going Concern

Until consummation of the Business Combination, the Company will be using the funds not held in the Trust Account, and the Working Capital Loans (as described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, affiliates, officers, directors, or third parties. Except as contemplated by the terms of the Promissory Note (see Note 5), the Company’s Sponsor, affiliates, officers or directors are not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 19, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 19, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share, Common Stock

The Company’s net income is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Basic and diluted net income (loss) per share, common stock

Numerator:
Allocation of net income	$10,607,556	$2,674,800

Denominator:
Basic and diluted weighted average common stock outstanding
Class A common stock	38,500,000	1,371,233
Class B common stock	9,747,620	11,068,750

Basic and diluted net income (loss) per share, common stock
Class A common stock	$0.22	$0.22
Class B common stock	$0.22	$0.22

Proportionate class shares outstanding
Class A	38,500,000	1,371,233
Class B	9,747,620	11,068,750
	48,247,620	12,439,983
Weight by class of share
Class A	80%	11%
Class B	20%	89%
	100%	100%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and 2021.

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

Fair Value of Financial Instruments

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

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2022, 385,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Effective with the closing of the Initial Public Offering, the Company recognized approximately $35 million of accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” 480 and ASC Subtopic 815-15 “Derivatives and Hedging — Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period as presented (see note 9).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of March 31, 2022 and March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note was non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022 on the Promissory Note.

Cost Sharing Arrangement - Related Party

The Company has entered into a cost sharing arrangement with Macquarie CAF LLC, which is a related party to the Company and its sponsor. The cost sharing arrangement was put in place whereby the parties agreed to use certain common service providers for performing due diligence on a potential target company. Under this arrangement, both parties agreed to share 50% of costs incurred during due diligence of the specific target company. Both parties are responsible for remitting their share of payments directly to the service providers. The arrangement does not represent amounts payable by the related party on behalf of the Company, for which the Company is responsible party for paying the full amount. As of March 31, 2022, both parties have shared in due diligence expenses of $1,064,718, of which the Company’s share was $532,359 at 50%.

Note 6 — Commitments and Contingencies

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

The underwriters are entitled to a deferred fee of (i) $0.35 Unit, or $13,475,000 in the aggregate, excluding any amounts raised pursuant to the option to purchase additional units, and (ii) $0.35 per Unit, or $15,496,250 in the aggregate pursuant to the option to purchase additional units. The deferred fee will be paid in cash from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Class B common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and March 31, 2021, there were 9,625,000 and 11,068,750 shares of Class B common stock outstanding.

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

Note 8 — Income Taxes

The Company’s net deferred tax assets are as follows:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Deferred tax assets
Start up costs	563,496	5,099
Net Operating loss carryforward	73,958	41,900
Total deferred tax assets	637,454	46,999
Valuation Allowance	(637,454)	(46,999)
Deferred tax assets, net of allowance	—	—

As of March 31, 2022 and March 31, 2021, the Company had $352,183 and $199,525 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2022, the valuation allowance increased by $590,456.

The income tax provision consists of the following:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Federal:
Current	—	—
Deferred	$(590,456)	$(46,999)

State and Local:
Current	—	—
Deferred	—	—

Change in valuation allowance	$590,456	$46,999
Income tax provision/ (benefit)	$—	$—

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended March 31, 2022	For the Year Ended March 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value	(26.57)%	(29.12)%
Permanent book/tax differences	0.0%	6.36%
Change in valuation allowance	5.57%	1.76%
Income tax provision	0.0%	0.0%

Note 9 — Over-allotment Option

The Company issued a 45-day over-allotment option to underwriters to purchase up to an additional 5,775,000 units to cover over-allotments, if any, from the date of the IPO. On April 30, 2021, the over-allotment option expired unexercised. Over-allotment options represents freestanding equity-linked financial instruments that is determined to be a liability under ASC 480-10-25-8.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,045,219	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$3,593,333	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$2,062,667

 March 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,000,632	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$—	$—	$11,421,666
Derivative warrant liabilities – Private Placement Warrants	$—	$—	$6,556,334

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which is considered to be a Level 3 fair value measurement. Subsequently, the fair value of the Public Warrants has been based on public market quoted prices, a Level 1 measurement, which was $3,593,333 at March 31, 2022. The Company recognized an expense to the statement of operations resulting from the decrease in the fair value of the derivative warrant liabilities of $12,322,000 in the twelve months to March 31, 2022, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

Following significant inputs to value the Private Placement Warrants:

	As of March 31, 2022	As of March 31, 2021
Risk-free interest rate	2.42%	1.00%
Trading days per year
Expected volatility	6.2%	15.0%
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.71

The change in the fair value of the level 3 derivative warrant liabilities for the year ended March 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at March 31, 2021	$17,978,000
Transfer of Public Warrants to Level 1	(3,593,333)
Change in fair value of derivative warrant liabilities	(12,322,000)

Level 3 derivative warrant liabilities at March 31, 2022	$2,062,667

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

The change in the fair value of the level 3 over-allotment option liability for the year ended March 31, 2022 is summarized as follows:

Level 3 over-allotment option at March 31, 2021	$—
Fair value of over-allotment option	1,097,250
Expiration of over-allotment option	(1,097,250)

Level 3 over-allotment option at March 31, 2022	$—

Note 11 — Derivative Warrant Liability

As of March 31, 2022 and March 31, 2021, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. The Company has drawn $500,000 on April 11, 2022 on its related promissory note discussed in Note 5 above. Based on this review, the Company did not identify any subsequent events (other than disclosed above) that would require adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the material weaknesses in our internal control over financial reporting relating to the accounting of complex financial instruments, our disclosure controls and procedures were not effective as March 31, 2022.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2022.

Correction of Errors in Previously Furnished Financial Statements

Reclassification of Warrants

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for the public warrants and the Private Placement Warrants (collectively, “warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the warrants meet the definition of a derivative under ASC 815-40, the Company has reclassified the warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

Reclassification of Class A Common Stock

Recently, the Staff of the Division of Corporation Finance of the SEC issued comment letters to several SPACs addressing certain accounting and reporting considerations related to redeemable equity instruments of a kind similar to those issued by the Company under ASC 480-10-99. In light of these recent comment letters, the Company’s management, re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of the Public Shares. Upon re-evaluation, the Company’s management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, the Company’s management concluded that all of the Public Shares should be classified as temporary equity in their entirety.

This resulted in the restatement of the Company’s balance sheet as of March 19, 2021, its annual financial statements for period ended March 31, 2021 and its interim financial statements for the quarter ended June 30, 2021 which led to a material weakness for all periods subsequent to March 19, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock, other complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal controls over financial reporting during the first quarter of fiscal year 2022 designed to remediate material weaknesses related to the presentation of the Company’s warrants, as equity instead of liability in connection with the SEC Staff Statement, and the classification of all of the Company’s Class A common stock, as being redeemable subject to the occurrence of future events considered outside of our control. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Dan Hesse	68	Executive Chairman of the Board of Directors
John Spirtos	57	Chief Executive Officer and President
Andrew Ancone	54	Chief Financial Officer
Gautham Srinivas	42	Chief Legal Counsel and Company Secretary
Lawrence Handen	55	Director
David Roseman	56	Director
Virginia Breen	57	Director
James Avery	65	Director
Gregory Gilmore	59	Director
Diarmuid B. O’Connell	57	Director

Dan Hesse has served as the Executive Chairman of the Board since March 16, 2021. He most recently served as the Chief Executive Officer of Sprint (NYSE: S) from December 2007 to August 2014. During his tenure as CEO, the American Customer Satisfaction Index recognized Sprint as the most improved U.S. company in overall customer satisfaction across all 43 industries, and JD Power recognized Sprint 20 times for excellence in customer service. Sprint, at #3, was the only telecom company on Newsweek’s list of America’s 25 Greenest Companies, and Corporate Responsibility magazine awarded Mr. Hesse its Lifetime Achievement Award. Sprint’s improved performance is further demonstrated by Sprint’s #1 ranking among all S&P 500 companies for Total Shareholder Return, assuming reinvested dividends, during Mr. Hesse’s last two full calendar years as CEO. Prior to Sprint, Mr. Hesse was the Chairman and CEO of Embarq Corporation, a $6 billion-in-revenue telecommunications services company. Mr. Hesse spent 23 years at AT&T and rose to President and CEO of AT&T Wireless Services, at the time the United States’ largest wireless carrier. He received a BA from the University of Notre Dame, an MBA from Cornell University and an MS from the Massachusetts Institute of Technology. Since 2016, Mr. Hesse has served on the boards of directors of Akamai (NASDAQ: AKAM) where he serves as Chairman, and PNC (NYSE: PNC) where he chairs the Technology Committee. We believe Mr. Hesse’s accomplishments and reputation in the communications and technology industries will bring meaningful insight and help enable access to potential Business Combination targets.

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

Andrew Ancone has served as our Chief Financial Officer since August 26, 2021. He is a Managing Director in the Infrastructure and Energy Group at Macquarie Capital, where he leads the origination and execution of development, investment and financial advisory assignments in North American infrastructure. Prior to joining Macquarie Capital, Mr. Ancone was a Managing Director in the Corporate and Structured Finance Group of Macquarie Group Limited (“Macquarie Group”) in Hong Kong, Malaysia and Singapore. He has over 25 years of experience in investment banking and private equity specializing in infrastructure, having also worked at ANZ Banking Group Limited. Mr. Ancone’s sector expertise includes transport, telecommunications, energy and utilities. During his career, Mr. Ancone has participated in more than $20 billion of completed transactions spanning Australia, Asia, Canada and the United States. Mr. Ancone holds a Bachelor’s Degree in Economics and Computer Science from the Flinders University of South Australia.

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

Diarmuid B. O’Connell has served as a member of the Board since March 16, 2021. He previously served as Vice President of Corporate and Business Development at Tesla, Inc. Over the course of an 11-year tenure at Tesla, Mr. O’Connell was the second longest tenured member of the governing executive staff and was responsible for a wide range of strategic functions, projects and deals. Prior to joining Tesla, Mr. O’Connell joined the U.S. Department of State in late 2001 under the then leadership of Colin Powell, where he served as Chief of Staff for Political Military Affairs in support of the U.S. military operations in Iraq, Afghanistan and other operational theaters, defense trade controls and post-conflict small arms reduction and demining. Earlier in his career, Mr. O’Connell served as a strategy consultant for Accenture and as a marketing executive at McCann Worldwide and Young & Rubicam. He was a co-founder of a distance learning start-up, Real Time Learning, in 1999. Mr. O’Connell continues his involvement in next generation mobility, energy transition and sustainability projects and currently serves on the boards of Dana Corp. (NYSE: DAN), Albemarle Corp. (NYSE: ALB),The Mobility House GmbH and Volvo Car Group. Mr. O’Connell also consults to a number of global energy and mobility projects in the U.S. and in Europe, including large scale battery manufacturing, battery recycling, long duration energy storage, electric aviation and automotive retail with a focus on new ownership models. Mr. O’Connell holds a BA from Dartmouth College in History and Government, an MA in Foreign Policy from the University of Virginia in Political Economy and Soviet Foreign Policy and an MBA from Kellogg Graduate School of Management. We believe Mr. O’Connell is well qualified to serve on the Board because of his extensive experience advising boards of directors of public and private companies and his extensive professional experience in the energy sector.

Director Independence

The rules of Nasdaq require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. The Board has determined that each of James Avery, Virginia Breen, Gregory Gilmore and Diarmuid B. O’Connell is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to this annual report. We have also posted a copy of our Code of Ethics on our website (techenergytransition.com). Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Specifically, John Spirtos, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman are currently associated with Macquarie and will not be independent of Macquarie (although there is no assurance that any of them will remain associated with Macquarie). As a result, each of John Spirtos, Andrew Ancone, Gautham Srinivas, Lawrence Handen, and David Roseman has, and in the future may have additional, fiduciary, contractual or other obligations or duties, in addition to his obligations and duties as members of our management team, including as a result of his association with Macquarie, which could result in potential conflicts of interest. Additionally, all Macquarie personnel are subject to firm-wide policies and procedures regarding confidential and proprietary information, information barriers, private investments, outside business activities and personal trading.

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

Our Sponsor, officers and directors may become involved with subsequent SPACs similar to the Company. Potential investors should also be aware of the following other potential conflicts of interest:

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Dan Hesse	PNC	Financial Company	Director
	Akamai	Internet Company	Director

John Spirtos	Macquarie Group(1) Logical Buildings, Inc.	Investment Company Energy Management Technology Provider	Senior Advisor Director

Name of Individual	Entity Name	Entity’s Business	Affiliation
Andrew Ancone	Macquarie Group(1)	Investment Company	Managing Director

Gautham Srinivas	Macquarie Group(1)	Investment Company	Managing Director

Lawrence Handen	Macquarie Group(1)	Investment Company	Senior Managing Director

David Roseman	Macquarie Group(1)	Investment Company	Chairman of the Infrastructure and Energy Group

Virginia Breen	Paylocity JLLIPT NB Private Equity Partners(2) Calamos Fund Complex UBS A&Q Funds(2)	Software Company REIT Investment Company Investment Fund Investment Fund	Director Director Director Director Director

Gregory Gilmore	Planview Inc.	Software Company	Chief Executive Officer

Diarmuid B. O’Connell	Albemarle Corp. Dana, Inc. The Mobility House GmbH Volvo Car Group	Chemical Manufacturing Company Manufacturing Company Energy Services Company Automotive Company	Director Director Director Director

1)	Includes Macquarie Group and its affiliates.

2)	Includes certain of its funds and other affiliates, including its portfolio companies.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at June 29, 2022 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of June 29, 2022.

	Class A Common Stock		Class B Common Stock(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Name and Address of Beneficial Owner (2)
Tech and Energy Transition Sponsor LLC (our Sponsor)(3)	9,961,875	20.60%	8,562,500	90.0%
MIHI LLC	—	—	8,562,500	90.0%
Dan Hesse	—	—	962,500	10%
John Spirtos	—	—	—	—
Andrew Ancone	—	—	—	—
Gautham Srinivas	—	—	—	—
Lawrence Handen	—	—	—	—
David Roseman	—	—	—	—
Virginia Breen	—	—	25,000	*
James Avery	—	—	25,000	*
Gregory Gilmore	—	—	25,000	*
Diarmuid B. O’Connell	—	—	25,000	*
All directors and officers as a group (11 individuals)	—	—	1,062,500	11.0%
Linden Advisors LP(4)	2,000,000	5.20%	—	—
Millennium Group Management LLC(5)	2,136,961	5.60%	—	—
Magnetar Financial LLC(6)	2,234,090	5.83%	—	—
Saba Capital Management, L.P.(7)	3,089,696	8.00%	—	—

*	Less than one percent.

1)	Class B common stock will convert into Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-253444).

2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tech and Energy Transition Corporation, 125 W 55th St, New York, NY 10019.

3)	Tech and Energy Transition Sponsor LLC is a wholly owned subsidiary of MIHI, which is a wholly owned subsidiary of Macquarie Group. Each of MIHI and Macquarie Group. may be deemed to beneficially own the shares held by our Sponsor by virtue of their direct and indirect ownership, respectively, over Tech and Energy Transition Sponsor LLC. Each of MIHI and Macquarie Group. disclaims beneficial ownership of any such shares except to the extent of their respective pecuniary interest therein. According to a Schedule 13G filed with the SEC on February 14, 2022, each of our Sponsor, Macquarie Group and MIHI LLC share voting and dispositive power with regard to 9,961,875 shares of Class A common stock of the Company. The address of the principal office of Macquarie Group is 50 Martin Place Sydney, New South Wales, C3, 2000, Australia. The business address of Tech and Energy Transition Sponsor LLC and MIHI is 125 W 55th St, New York, NY 10019.

4)	According to a Schedule 13G filed with the SEC on February 3, 2022, each of Linden Advisors LP and Siu Min Wong share voting and dispositive power with regard to 2,000,000 shares of Class A common stock of the Company. The business address for each is 590 Madison Avenue, 15th Floor, New York, New York 10022.

5)	According to a Schedule 13G filed with the SEC on January 31, 2022, each of Millennium Group Management LLC, Millennium Management LLC and Israel A. Englander share voting and dispositive power with regard to 2,350,000 shares of Class A common stock of the Company and the business address of each is 399 Park Avenue, New York, New York 10022.

6)	According to a Schedule 13G filed with the SEC on January 21, 2022, each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz share voting and dispositive power with regard to 2,234,090 shares of Class A common stock of the Company and the business address of each is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

7)	According to a Schedule 13G filed with the SEC on June 17, 2022, each of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein share voting and dispositive power with regard to 3,089,696 shares of Class A common stock of the Company and the business address of each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Our initial stockholders beneficially own approximately 20.0% of the issued and outstanding common stock and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to the Board prior to our initial Business Combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

On January 22, 2021, the Company (i) effectuated a recapitalization, and as a result, the Sponsor held 9,056,250 shares of our Class B common stock, (ii) issued to Dan Hesse 1,006,250 shares of our Class B common stock in exchange for an initial investment of $2,467 and (iii) filed an amended and restated certificate of incorporation to change its par value of its Class A and B common stock from $0.01 to $0.0001. As of June 29, 2022, there were 10,062,500 Founder Shares outstanding.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,366,667 Private Placement Warrants at a purchase price of $1.50 per Private Unit, generating gross proceeds to the Company of $11,050,000. The Private Placement Warrants (and the underlying securities) are identical to the Units sold as part of the Units in the Initial Public Offering.

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

Cost Sharing Arrangement - Related Party

The Company has entered into a cost sharing arrangement with Macquarie CAF LLC, which is a related party to the Company and its sponsor. The cost sharing arrangement was put in place whereby the parties agreed to use certain common service providers for performing due diligence on a potential target company. Under this arrangement, both parties agreed to share 50% of costs incurred during due diligence of the specific target company. Both parties are responsible for remitting their share of payments directly to the service providers. The arrangement does not represent amounts payable by the related party on behalf of the Company, for which the Company is responsible party for paying the full amount. As of March 31, 2022, both parties have shared in due diligence expenses of $1,064,718, of which the Company’s share was $532,359 at 50%.

Promissory Note – Related Party

On December 16, 2020, the Sponsor made available to the Company, under a promissory note, up to $950,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note was non-interest bearing and due on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The Promissory Note funds borrowed of $275,000 were repaid upon the consummation of the Initial Public Offering on March 19, 2021. As of March 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended March 31, 2022	For the Year ended March 31, 2021
Audit Fees(1)	$184,095	$59,500
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$184,095	$59,500

1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.
4.2 (2)	Description of the Company’s securities.
10.1*	Promissory Note, dated January 31, 2022 issued to Tech and Energy Transition Sponsor LLC
10.2(1)	Warrants Subscription Agreement between the Company and the Sponsor.
10.3(1)	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.
10.4(1)	Registration Rights Agreement among the Company, the Sponsor and certain other security holders named therein.
10.5(1)	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.
10.6(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Dan Hesse.
10.7(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and David Roseman.
10.8(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Gautham Srinivas.
10.9(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Lawrence Handen.
10.10(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and John Spirtos.
10.12(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Virginia Breen.
10.13(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and James Avery.
10.14(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Diarmuid O’Connell.
10.15(1)	An Indemnity Agreement, dated March 16, 2021, between the Company and Gregory Gilmore.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2021.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on January 6, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tech and Energy Transition Corporation
Date: June 29, 2022
/s/ John Spirtos
	By:	John Spirtos
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Spirtos
Name:	John Spirtos
Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date:	June 29, 2022

/s/ Andrew Ancone
Name:	Andrew Ancone
Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date:	June 29, 2022

/s/ Dan Hesse
Name:	Dan Hesse
Title:	Executive Chairman of the Board of
Directors and Director
Date:	June 29, 2022

/s/ Lawrence Handen
Name:	Lawrence Handen
Title:	Director
Date:	June 29, 2022

/s/ David Roseman
Name:	David Roseman
Title:	Director
Date:	June 29, 2022

/s/ Virginia Breen
Name:	Virginia Breen
Title:	Director
Date:	June 29, 2022

/s/ James Avery
Name:	James Avery
Title:	Director
Date:	June 29, 2022

/s/ Gregory Gilmore
Name:	Gregory Gilmore
Title:	Director
Date:	June 29, 2022

/s/ Diarmuid B. O’Connell
Name:	Diarmuid B. O’Connell
Title:	Director
Date:	June 29, 2022