Form 10-Q
period 2022-06-30
Tech & Energy Transition Corp
filed 2022-08-22
CIK 1840920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 22, 2022, there were 38,500,000 shares of the Registrant’s Class A common stock and 9,625,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

TECH AND ENERGY TRANSITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$870,232	$239,492
Prepaid expenses	463,201	544,095
Total current assets	1,333,433	783,587
Investments held in trust account	385,549,568	385,045,219
Total assets	$386,883,001	$385,828,806

Liabilities, Redeemable Shares and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$1,199,460	$1,552,388
Due to related party	2,299	2,299
Accrued income taxes	73,855	-
Promissory Note – related party	751,580	-
Total current liabilities	2,027,194	1,554,687
Derivative warrant liabilities	3,030,000	5,656,000
Deferred Underwriters' Discount	13,475,000	13,475,000
Total liabilities	$18,532,194	$20,685,687

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 38,500,000 shares at redemption value	$385,425,713	$385,000,000

Stockholders’ Deficit
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 shares issued and outstanding at June 30, 2022 and March 31, 2022	963	963
Additional paid-in-capital	-	-
Accumulated Deficit	(17,075,869)	(19,857,844)
Total stockholders’ deficit	$(17,074,906)	$(19,856,881)

Total liabilities and stockholders’ deficit	$386,883,001	$385,828,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30
	2022	2021
Income/(Expense)
Formation and operating expenses	$397,226	$419,318
Loss from operations before income tax benefit	(397,226)	(419,318)
Change in fair value of warrant liabilities	2,626,000	(2,295,667)
Gain on expiration of over-allotment option	-	1,097,250
Change in fair value of Promissory Note	548,420	-
Interest Income	504,349	5,751

Total other income/(expenses)	3,678,769	(1,192,666)
Income before provision for income taxes	3,281,543	(1,611,984)
Provision for income taxes	(73,855)	-
Net Income/(Loss)	$3,207,688	$(1,611,984)

Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000
Basic and diluted net income/(loss) per share, Class A common stock	$0.07	$(0.04)

Weighted average shares outstanding of Class B common stock	9,625,000	10,116,827
Basic and diluted net income/(loss) per share, Class B common stock	$0.07	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022	-	$-	9,625,000	$963	$-	$(19,857,844)	$(19,856,881)
Net Income	-	-	-	-	-	3,207,688	3,207,688
Accretion on redeemable Class A common stock	-	-	-	-	-	(425,713)	(425,713)
Balances, June 30, 2022	-	$-	9,625,000	$963	-	$(17,075,869)	$(17,074,906)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2021	-	$-	11,068,750	$1,107	$-	$(29,368,294)	$(29,367,187)
Class B Common Stock forfeiture	-	$-	(1,443,750)	$(144)	-	$144	-
Accretion on redeemable Class A common stock	-	-	-	-	-	(1,097,250)	(1,097,250)
Net Loss	-	$-	-	$-	-	$(1,611,984)	$(1,611,984)
Balances, June 30, 2021	-	$-	9,625,000	$963	$-	$(32,077,384)	$(32,076,421)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended June 30
	2022	2021
Cash flows from operating activities:
Net Income (loss)	$3,207,688	$(1,611,984)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(2,626,000)	2,295,667
Gain on expiration of over-allotment option	-	(1,097,250)
Change in fair value of Promissory Note	(548,420)	-
Interest earned from investments held in Trust Account	(504,349)	(5,751)
Change in operating assets and liabilities
Prepaid expense	80,894	98,703
Accrued offering costs and accounts payable	(352,928)	(1,773,269)
Accrued income taxes	73,855	-
Net cash used in operating activities	$(669,260)	$(2,093,884)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	1,300,000	-
Net cash provided by financing activities	$1,300,000	$-

Net change in cash	630,740	(2,093,884)
Cash at beginning of period	239,492	3,149,760
Cash at end of period	$870,232	$1,055,876

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A Common Stock subject to possible redemption – Accretion	425,713	-
Remeasurement of Class A Common Stock subject to possible redemption - Expiration of overallotment option	-	1,097,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Organization, Business Operations and Liquidity

Tech and Energy Transition Corporation (formerly known as M Acquisition Company IV Corporation) (the “Company”) was incorporated in Delaware on December 4, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for the purpose of consummating a Business Combination, the Company intends to focus its search on companies in end markets - communications, internetworking, clean energy, digital technology and services and software applications that enable or support digital transformation. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (“IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

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

If the Company is unable to complete a Business Combination within the Combination Period ending March 19, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had approximately $0.87 million in its operating bank account and working capital deficit of approximately $0.60 million.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a business combination, then the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account (as defined below) after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022 and $800,000 on June 30, 2022 on the Promissory Note. (See Note 5)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Our cash on hand along with our ability to draw additional $300,000 on our Promissory Note couple with refund of approximately $350,000 of franchise tax received in August 2022 will provide us sufficient liquidity to address our working capital needs. Further any future tax obligations will be covered by the interest earned on the funds held in Trust account.

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

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, affiliates, officers, directors, or third parties. Except as contemplated by the terms of the Promissory Note (see Note 5), the Company’s Sponsor, affiliates, officers or directors are not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 19, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 19, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern one year from the date these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and March 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy has been used in determining the inputs used in measuring fair value (see Note 10):

●	Level 1 - Quoted prices in active markets for identical assets or liabilities on the reporting date.

●	Level 2 - Pricing inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Pricing inputs are generally unobservable and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using factors that involve considerable judgment and interpretations, including but not limited to private and public comparables, third-party appraisals, discounted cash flow models, and fund manager estimates.

As of June 30, 2022 and March 31, 2022, the recorded values of investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and expenses due to a related party approximate the fair values, due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” 480 and ASC Subtopic 815-15 “Derivatives and Hedging - Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period as presented (see Note 9).

The 12,833,333 warrants issued in connection with the IPO (the “Public Warrants”) and the 7,366,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price was available are valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable blank-check companies without an identified target.

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

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2022 and March 31, 2022, 38,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Effective with the closing of the Initial Public Offering, the Company recognized approximately $35 million of accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Further the Company recognized approximately $0.4 million in additional accretion during the period ended June 30, 2022 reflecting the interest earned from the funds from the Class A common stock as the interest earned is subject to redemption except for the amounts used for paying off franchise and income taxes. As a result, the Class A common stock subject to redemption balance is $385,425,713 at June 30, 2022 from $385,000,000 at March 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s effective tax rate was 2.25% and 0.00% for the three months ended June 30, 2022 and March 31, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and March 31, 2022, due to changes in fair value of warrant liability, change in fair value of promissory note and the valuation allowance on the deferred tax assets.

Net Income (Loss) per Common Share

For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Common stock subject to possible redemption
Numerator:
Net income/(loss)	$3,207,688	$(1,611,984)
Denominator:
Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000
Basic and diluted net income/(loss) per share, Class A common stock	$0.07	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock	9,625,000	10,116,827
Basic and diluted net income/(loss) per share, Class B common stock	$0.07	$(0.04)

Proportionate class shares outstanding
Class A	38,500,000	38,500,000
Class B	9,625,000	10,116,827
	48,125,000	48,616,827
Weight by class of share
Class A	80%	80%
Class B	20%	20%
	100%	100%

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of June 30, 2022, there have been no amounts drawn that remain outstanding.

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

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, and $800,000 on June 30, 2022 on the Promissory Note.

The Company accounted for the borrowed proceeds under the promissory note under ASC 480 as a liability classified financial instrument and recorded the liability at fair value initially at issuance and for the period ended June 30, 2022. The Company recorded change in fair value of $528,800 as expense during the period ended June 30, 2022. If the Sponsor converted this promissory note into warrants at period end, it would receive 866,667 warrants to purchase Class A common stock at $11.50 per share and a total fair value of $8,467,333 calculated using closing price of Class A common stock on June 30, 2022.

Cost Sharing Arrangement - Related Party

The Company has entered into a cost sharing arrangement with Macquarie CAF LLC, which is a related party to the Company and its sponsor. The cost sharing arrangement was put in place whereby the parties agreed to use certain common service providers for performing due diligence on a potential target company. Under this arrangement, both parties agreed to share 50% of costs incurred during due diligence of the specific target company. Both parties are responsible for remitting their share of payments directly to the service providers. The arrangement does not represent amounts payable by the related party on behalf of the Company, for which the Company is responsible party for paying the full amount. As of June 30, 2022, both parties have shared in due diligence expenses of $1,064,718, of which the Company’s share was $532,359 at 50%.

Note 6 - Commitments & Contingencies

Registration and Stockholder Rights

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 7 - Stockholders’ Deficit

Class B common stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and March 31, 2022, there were 9,625,000 shares of Class B common stock outstanding.

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

Note 8 - Derivative Warrant Liabilities

As of June 30, 2022, and March 31, 2022, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

Note 9 - Over-allotment Option

The Company issued a 45-day over-allotment option to underwriters to purchase up to an additional 5,775,000 units to cover over-allotments, if any, from the date of the IPO. On April 30, 2021, the over-allotment option expired unexercised. Over-allotment options represents freestanding equity-linked financial instruments that is determined to be liability under ASC 480-10-25-8.

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,549,568	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,925,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$1,105,000
Promissory Note	$-	$-	$751,580

March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,045,219	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,593,333	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$2,062,667
Promissory Note	$-	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which is considered to be a Level 3 fair value measurement. Subsequently, the fair value of the Public Warrants has been based on public market quoted prices, a Level 1 measurement, which was $1,925,000 at June 30, 2022. The Company recognized an income to the statement of operations resulting from the decrease in the fair value of the derivative warrant liabilities of $2,626,000 in the three months to June 30, 2022, which is presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

Following significant inputs to value the Private Placement Warrants:

	As of June 30, 2022	As of March 31, 2022
Risk-free interest rate	2.97%	2.42%
Expected volatility	4.60%	6.20%
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.77

The change in the fair value of the level 3 derivative warrant liabilities for the three months ended June 30, 2022 and year ended March 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at March 31, 2022	$2,062,667
Change in fair value of derivative warrant liabilities	(957,667)

Level 3 derivative warrant liabilities at June 30, 2022	$1,105,000

The fair value of the promissory note is determined by using a Discounted Cash Flow method to value the debt component and a Black-Scholes model to value the debt conversion option into warrants using Level 3 inputs. Inherent in Black-Scholes model are assumptions related to expected stock price volatility. The Company estimates the volatility of its common stock from the volatility of the publicly traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the convertible note. The expected life of the convertible debt is assumed to be equivalent to its remaining contractual term. The interest rate is based on the historical rate, which the Company anticipates remaining at zero. Significant inputs used in the Black-Scholes model are same as those listed above for valuation of Private Placement warrants. The promissory note had a fair value market change of $548,420 for the three months ended June 30, 2022 with an ending balance of $751,580 as stated on the balance sheet.

Significant inputs used in valuing the fair value of the debt component include 5.3% cost of capital and 0.7 years to de-SPAC event.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Tech and Energy Transition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 29, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 4, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in certain end markets that are facilitating digital disruptions – such as communications, energy and industrial software and services – where technology may be used to unlock a capacity constrained business problem. Our sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

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

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation and the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generated non-operating income in the form of interest and investment income on cash and cash equivalents and investments. We incurred increased expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2022, we had a net income of $3,207,688 comprised of a $2,626,000 income from changes in fair value of warrant liabilities, $548,420 income from changes in fair value of promissory note, $73,855 income tax provision, and $397,226 of general and administrative expenses partially offset by approximately $504,349 of income on the investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.87 million in our operating bank account and working capital deficit of approximately $0.60 million.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a payment from the Sponsor of $27,467 (see Note 5) for the Founder Shares, borrowings under a promissory note of $275,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was fully repaid upon the consummation of the Initial Public Offering on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). On January 31, 2022, the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the Initial Public Offering. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of the Sponsor. If the Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a Business Combination, then the outstanding debt under the Promissory Note will be forgiven by the Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022 and $800,000 on June 30, 2022 on the Promissory Note.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Our cash on hand along with our ability to draw additional $300,000 on our Promissory Note couple with refund of approximately $350,000 of franchise tax received in August 2022 will provide us sufficient liquidity to address our working capital needs. Further any future tax obligations will be covered by the interest earned on the funds held in Trust account.

Going Concern

As of June 30, 2022, we had $0.87 million in cash and working capital deficit of approximately $0.60 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by March 19, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our plans to raise capital and to consummate our initial Business Combination by March 19, 2023 may not be successful. In addition, management is currently evaluating the continuing impact of the COVID-19 pandemic on the industry and its effect on our financial position, results of our operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, and $800,000 on June 30, 2022 on the Promissory Note. As of June 30, 2022, there were $1,300,000 outstanding under the Working Capital Loans. The Company reports the Promissory Note at fair value of $751,580 at June 30, 2022.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 5,775,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commission.

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

We issued an aggregate of 12,833,333 warrants as part of the Units offered in the Initial Public Offering and an aggregate of 7,366,667 Private Placement Warrants concurrently with the closing of the Initial Public Offering. All 20,200,000 outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issues in connection with the initial public offering were fair valued using quoted market prices and the private placement warrants were measured at fair value using a binomial lattice model.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 38,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the material weaknesses in our internal control over financial reporting relating to the accounting of complex financial instruments, our disclosure controls and procedures were not effective as June 30, 2022.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal controls over financial reporting during the first quarter of fiscal year 2022 designed to remediate material weaknesses related to the accounting of complex financial instruments. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on June 29, 2022. Any of these those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2022, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on June 29, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On December 4, 2017, the Company issued 100 shares of common stock, par value $0.01 per share, for an aggregate consideration of $25,000. As of June 30, 2022, the Company recorded a stock subscription receivable of $25,000. The proceeds were received on January 11, 2021.

On January 22, 2021, the Company (i) effectuated a recapitalization, and as a result, the Sponsor held 9,056,250 shares of our Class B common stock, (ii) issued to Dan Hesse 1,006,250 shares of the Class B common stock in exchange for an initial investment of $2,467 and (iii) filed an amended and restated certificate of incorporation to change its par value of its Class A and B common stock from $0.01 to $0.0001. As of January 22, 2021, there were 10,062,500 Founder Shares outstanding.

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

Use of Proceeds

On March 19, 2021, the Company consummated the Initial Public Offering of 38,500,000 Units, generating gross proceeds of $385 million. The securities in the offering were registered under the Securities Act on registration statement on Form S-1/A (No. 333-253444). The SEC declared the registration statements effective on March 16, 2021.

Concurrent with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,366,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $11.05 million.

Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the prospectus related to the Initial Public Offering.

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
Date: August 22, 2022
/s/ John Spirtos
	Name:	John Spirtos
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: August 22, 2022
/s/ Andrew Ancone
	Name:	Andrew Ancone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)