Form 10-Q
period 2022-12-31
Tech & Energy Transition Corp
filed 2023-02-21
CIK 1840920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

As of February 17, 2023, there were 38,500,000 shares of the Registrant’s Class A common stock and 9,625,000 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

TECH AND ENERGY TRANSITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

TECH AND ENERGY TRANSITION CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$215,726	$239,492
Prepaid expenses	137,294	544,095
Total current assets	353,020	783,587
Investments held in trust account	389,482,228	385,045,219
Total assets	$389,835,248	$385,828,806

Liabilities, Redeemable Shares and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$103,598	$1,552,388
Due to related party	2,299	2,299
Accrued income taxes	475,533	-
Promissory Note - related party	395,070	-
Total current liabilities	976,500	1,554,687
Derivative warrant liabilities	606,000	5,656,000
Deferred Underwriters’ Discount	13,475,000	13,475,000
Total liabilities	$15,057,500	$20,685,687

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 38,500,000 shares at redemption value	$389,005,722	$385,000,000

Stockholders’ Deficit
Common stock, Class B $0.0001 par value; 50,000,000 shares authorized, 9,625,000 shares issued and outstanding at December 31, 2022 and March 31, 2022	963	963
Additional paid-in-capital	-	-
Accumulated Deficit	(14,228,937)	(19,857,844)
Total stockholders’ deficit	$(14,227,974)	$(19,856,881)

Total liabilities and stockholders’ deficit	$389,835,248	$385,828,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended December 31		For the nine months ended December 31
	2022	2021	2022	2021
Income/(Expense)
Formation and operating expenses	$51,986	$1,140,290	$932,244	$1,885,248
Loss from operations before income tax benefit	(51,986)	(1,140,290)	(932,244)	(1,885,248)
Change in fair value of warrant liabilities	404,000	(606,000)	5,050,000	3,838,000
Gain on expiration of over-allotment option	-	-	-	1,097,250
Change in fair value of Promissory Note	537,230	-	1,204,930	-
Interest Income	3,211,020	7,736	5,417,576	19,301

Total other income (expense)	4,152,250	(598,264)	11,672,506	4,954,551
Income (Loss) before provision for income taxes	4,100,264	(1,738,554)	10,740,262	3,069,303
Provision for income taxes	(706,696)	-	(1,105,633)	-
Net Income (Loss)	$3,393,568	$(1,738,554)	$9,634,629	$3,069,303

Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000	38,500,000	38,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.04)	$0.20	$0.06

Weighted average shares outstanding of Class B common stock	9,625,000	9,625,000	9,625,000	9,787,750
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.04)	$0.20	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022	-	$-	9,625,000	$963	$-	$(19,857,844)	$(19,856,881)
Net Income	-	-	-	-	-	3,207,688	3,207,688
Accretion on redeemable Class A common stock	-	-	-	-	-	(425,713)	(425,713)
Balances, June 30, 2022	-	$-	9,625,000	$963	-	$(17,075,869)	$(17,074,906)
Net Income	-	-	-	-	-	3,033,373	3,033,373
Accretion on redeemable Class A common stock	-	-	-	-	-	(1,075,585)	(1,075,585)
Balances, September 30, 2022	-	$-	9,625,000	$963	-	$(15,118,081)	$(15,117,118)
Net Income	-	-	-	-	-	3,393,568	3,393,568
Accretion on redeemable Class A common stock	-	-	-	-	-	(2,504,424)	(2,504,424)
Balances, December 31, 2022	-	$-	9,625,000	$963	-	$(14,228,937)	$(14,227,974)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2021	-	$-	11,068,750	$1,107	$-	$(29,368,294)	$(29,367,187)
Class B Common Stock forfeiture	-	-	(1,443,750)	(144)	-	144	-
Accretion on redeemable Class A common stock	-	-	-	-	-	(1,097,250)	(1,097,250)
Net Loss	-	-	-	-	-	(1,611,984)	(1,611,984)
Balances, June 30, 2021	-	$-	9,625,000	$963	$-	$(32,077,384)	$(32,076,421)
Net Income	-	-	-	-	-	6,419,841	6,419,841
Balances, September 30, 2021	-	$-	9,625,000	$963	$-	$(25,657,543)	$(25,656,580)
Net Loss	-	-	-	-	-	(1,738,554)	(1,738,554)
Balances, December 31, 2021	-	$-	9,625,000	$963	$-	$(27,396,097)	$(27,395,134)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH AND ENERGY TRANSITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended December 31
	2022	2021
Cash flows from operating activities:
Net Income	$9,634,629	$3,069,303
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	(5,050,000)	(3,838,000)
Gain on expiration of over-allotment option	-	(1,097,250)
Change in fair value of Promissory Note	(1,204,930)	-
Interest earned from investments held in Trust Account	(5,417,576)	(19,301)
Change in operating assets and liabilities
Prepaid expense	406,801	427,775
Accrued offering costs and accounts payable	(1,448,790)	(1,112,878)
Accrued income taxes	475,533	-
Net cash used in operating activities	$(2,604,333)	$(2,570,351)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	980,567	-
Net cash provided by investing activities	$980,567	$-

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	1,600,000	-
Net cash provided by financing activities	$1,600,000	$-

Net change in cash	(23,766)	(2,570,351)
Cash at beginning of period	239,492	3,149,760
Cash at end of period	$215,726	$579,409

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A Common Stock subject to possible redemption - Accretion	$4,005,721	$-
Remeasurement of Class A Common Stock subject to possible redemption - Expiration of overallotment option	$-	$1,097,250

Supplemental information
Income taxes paid	$630,100	$-

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

As of December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and initial public offering (“IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected March 31st as its fiscal year end.

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

Following the closing of the IPO on March 19, 2021, $385.00 million ($10.00 per Unit) from the net proceeds of the IPO and the sale of the Private Placement Warrants was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earlier of (i) the completion of the Company’s initial Business Combination and (ii) the redemption of 100% of the Company’s public shares if the Company is unable to complete the Company’s initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

If the Company is unable to complete a Business Combination within the Combination Period ending March 19, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had approximately $0.22 million in its operating bank account and working capital deficit of approximately $0.62 million.

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

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor and $100,000 is non-convertible and require a cash settlement upon business combination. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a business combination, then the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account (as defined below) after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, $800,000 on June 30, 2022, and $300,000 on November 15, 2022 on the Promissory Note totaling $1,600,000 outstanding as of December 31,2022. (See Note 5)

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Our cash on hand along with support from the sponsor will provide us sufficient liquidity to address our working capital needs through our liquidation date. Further any future tax obligations will be covered by the interest earned on the funds held in Trust account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and March 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2022 and March 31, 2022, the recorded values of investments held in the Trust Account, prepaid expenses, accounts payable, accrued expenses and expenses due to a related party approximate the fair values, due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active market, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value.

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

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2022 and March 31, 2022, 38,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Effective with the closing of the Initial Public Offering, the Company recognized approximately $35 million of accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Further the Company recognized approximately $2.54 million in additional accretion during the three months ended December 31, 2022 reflecting the interest earned from the funds from the Class A common stock as the interest earned is subject to redemption except for the amounts used for paying off any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account. As a result, the Class A common stock subject to redemption balance is $389,005,722 at December 31, 2022 from $385,000,000 at March 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

On August 16th, 2022, the 117th Congress passed and the President signed the Inflation Reduction Act of 2022 that covers new and reinstated tax laws that will affect individuals and businesses. Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The Inflation Reduction Act of 2022 makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) an alternative minimum tax (AMT) on certain large corporations (applicable to tax years beginning after December 31, 2022); (2) a tax on stock buybacks (applicable to repurchases of stock after December 31, 2022 including redemptions) and other various tax law changes.

The new law has not had an impact on the interim financial statements for period ended December 31, 2022 but we will continue to examine the manner in which regulators interpret the new law and its application to SPACs and deSPAC transactions.

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

The Company’s effective tax rate was 17.24% and 0.00% for the three months ended December 31, 2022 and December 31, 2021 respectively and 10.29% and 0.00% for the nine months ended December 31, 2022 and December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended December 31, 2022 and December 31, 2021, due to changes in fair value of warrant liability, change in fair value of promissory note and the valuation allowance on the deferred tax assets.

Net Income (Loss) per Common Share

For purposes of calculating net income (loss) per share, the Company allocated the amount using a ratio reflective of the respective participation right and the weighted average of each class of common stock. Accordingly, basic and diluted income per share of common stock is calculated as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2022	2021	2022	2021

Common stock subject to possible redemption
Numerator:
Net income (loss)	$3,393,568	$(1,738,554)	$9,634,629	$3,069,303
Denominator:
Weighted average shares outstanding of Class A common stock	38,500,000	38,500,000	38,500,000	38,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.04)	$0.20	$0.06
Basic and diluted weighted average shares outstanding, Class B common stock	9,625,000	9,625,000	9,625,000	9,787,750
Basic and diluted net income per share, Class B common stock	$0.07	$(0.04)	$0.20	$0.06

Proportionate class shares outstanding
Class A	38,500,000	38,500,000	38,500,000	38,500,000
Class B	9,625,000	9,625,000	9,625,000	9,787,750
	48,125,000	48,125,000	48,125,000	48,287,750
Weight by class of share
Class A	80%	80%	80%	80%
Class B	20%	20%	20%	20%
	100%	100%	100%	100%

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

On March 16, 2021, the Company effectuated an 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split (see Note 5).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, lend the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the warrants included in the Private Placement Warrants. As of December 31, 2022, there have been no amounts drawn that remain outstanding.

Promissory Note - Related Party

On December 16, 2020, the Sponsor made available to the Company, under a promissory note, up to $950,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note was non-interest bearing and due on the earlier of December 31, 2021 or the completion of the IPO. The Note funds borrowed of $275,000 were repaid upon the consummation of the IPO on March 19, 2021.

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor and $100,000 is non-convertible and require a cash settlement upon business combination. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, $800,000 on June 30, 2022, and $300,000 on November 15, 2022, on the Promissory Note.

The Company accounted for $1,500,000 of the convertible portion of the borrowed proceeds under the promissory note under ASC 480 as a liability classified financial instrument and recorded the liability at fair value initially at issuance and for each reporting period thereafter. For the remainder $100,000 of the non-convertible proceeds received under the promissory note, the Company elected to record this financial liability at fair value by selecting the fair value option under ASC 825 rather than on accretion basis under ASC 470.

The Company recorded change in fair value of $537,230 and $1,204,930 as a gain for the three and nine months ended December 31, 2022. If the Sponsor converted this promissory note into warrants at period end, it would receive 1,066,667 warrants to purchase Class A common stock at $11.50 per share and a total fair value of $10,698,670 calculated using closing price of Class A common stock on December 31, 2022.

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

Note 7 - Stockholders’ Deficit

Class B common stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and March 31, 2022, there were 9,625,000 shares of Class B common stock outstanding.

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

Note 8 - Derivative Warrant Liabilities

As of December 31, 2022, and March 31, 2022, the Company has 12,833,333 Public Warrants and 7,366,667 Private Placement Warrants outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$389,482,228	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$385,000	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$221,000
Promissory Note	$-	$-	$395,070

March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$385,045,219	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$3,593,333	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$2,062,667
Promissory Note	$-	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The fair value of the Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a binomial lattice model, which incorporate Level 3 fair value measurement inputs. Subsequently, the fair value of the Public Warrants were valued based on public market quoted prices and Private warrants continue to be valued using binomial lattice model that requires use of level 3 inputs. The change in warrant valuation for the three months ended December 31, 2022 was $256,667 for public warrants and $147,333 for private warrants totaling to $404,000 presented on the statement of operations.

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

Following significant inputs to value the Private Placement Warrants:

	As of December 31, 2022	As of March 31, 2022
Risk-free interest rate	4.53%	2.42%
Expected volatility	-	6.20%
Exercise price	$11.50	$11.50
Stock Price	$10.03	$9.77

The change in the fair value of the level 3 derivative warrant liabilities for the nine months ended December 31, 2022 and year ended March 31, 2022 is summarized as follows:

December 31, 2022:

Level 3 derivative warrant liabilities at March 31, 2022	$2,062,667
Change in fair value of derivative warrant liabilities	(1,841,667)

Level 3 derivative warrant liabilities at December 31, 2022	$221,000

March 31, 2022:

Level 3 derivative warrant liabilities at March 31, 2021	$17,978,000
Transfer of Public Warrants to Level 1	(3,593,333)
Change in fair value of derivative warrant liabilities	(12,322,000)

Level 3 derivative warrant liabilities at March 31, 2022	$2,062,667

The fair value of $1,500,000 convertible portion of the promissory note is determined by using a Discounted Cash Flow method to value the debt component and a Black-Scholes model to value the debt conversion option into warrants using Level 3 inputs. Inherent in Black-Scholes model are assumptions related to expected stock price volatility. The Company estimates the volatility of its common stock from the volatility of the publicly traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the convertible note. The expected life of the convertible debt is assumed to be equivalent to its remaining contractual term. The interest rate is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the $100,000 non-convertible portion of the promissory note is based a discounted cash flow model over the remaining expected term.

The promissory note in aggregate had a fair value market change of $537,230 for the three months ended December 31, 2022 with a balance of $395,070 as of December 31, 2022.

Following significant inputs to value the Promissory Note:

As of December 31, 2022
Risk-free interest rate	4.53%
Volatility	5.00%
Warrant strike price	$11.50
Stock Price	$10.03
Conversion price	$1.50
Time to de-SPAC (years)	0.20

Following significant inputs to value the $100,000 non-convertible portion of the Promissory Note:

As of December 31, 2022
Cost of debt	5.90%
Probability of transaction	25.00%
Time to de-SPAC (years)	0.20

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 29, 2022, Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 22, 2022, Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on November 4, 2022 and preliminary proxy statement on Schedule 14A for the Special Meeting of Stockholders filed with the SEC on February 1, 2023. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 4, 2017 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in certain end markets that are facilitating digital disruptions - such as communications, energy and industrial software and services - where technology may be used to unlock a capacity constrained business problem. Our sponsor is Tech and Energy Transition Sponsor LLC (the “Sponsor”), a Delaware limited liability company.

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

Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $385 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earlier of (i) the completion of the Company’s initial Business Combination or (ii) the redemption of 100% of the Company’s Public Shares if the Company is unable to complete the Company’s initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), without extension. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

If we are unable to complete a Business Combination within the Combination Period, as such period may be extended, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Special Meeting of Stockholders

On February 1, 2023, the Company filed a preliminary proxy statement in connection with a special meeting to be held on March 17, 2023 (the “Special Meeting”) for the purpose of voting on the following proposals: (i) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to extend the date by which the Company must either consummate the initial Business Combination or cease all operations except for the purpose of winding up if it fails to complete such initial Business Combination, and redeem all of the shares of Class A common stock, par value $0.0001 per share, from March 19, 2023, to September 19, 2023 (the “Extension Proposal”), (ii) a proposal to amend the Company’s Certificate of Incorporation to eliminate the limitation that the Company may not redeem shares of Class A common stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (or any successor rule)) of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to amend the Company’s Certificate of Incorporation to set April 5, 2023 as the date by which, upon the approval of the Extension Proposal, the Company must redeem shares of Class A common stock held by public stockholders who elect to redeem such shares prior to 5:00 p.m., Eastern Time, on April 3, 2023 (the “Additional Redemption Rights Amendment Proposal”), and (iv) a proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Proposal and the Additional Redemption Rights Amendment Proposal.

Results of Operations

Our entire activity from inception through December 31, 2022 related to our formation and the preparation for the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We generated non-operating income in the form of interest and investment income on cash and cash equivalents and investments. We incurred increased expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the nine months ended December 31, 2022, we had other income of $11,672,506 offset by $932,244 of general and administrative expenses and $1,105,633 of income tax provision resulting in $9,634,629 of net income.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $.22 million in our operating bank account and working capital deficit of approximately $.62 million.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a payment from the Sponsor of $27,467 (see Note 5) for the Founder Shares, borrowings under a promissory note of $275,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note was fully repaid upon the consummation of the Initial Public Offering on March 19, 2021, has expired and no further borrowing are allowed. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Initial Public Offering and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). On January 31, 2022, the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the Initial Public Offering. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of the Sponsor and $100,000 is non-convertible and require a cash settlement upon business combination. If the Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. If the Company fails to consummate a Business Combination, then the outstanding debt under the Promissory Note will be forgiven by the Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s Trust Account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, $800,000 on June 30, 2022, and $300,000 on November 15, 2022 on the Promissory Note.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Our cash on hand will provide us sufficient liquidity to address our working capital needs. Further any future tax obligations will be covered by the interest earned on the funds held in Trust account.

Going Concern

As of December 31, 2022, we had $.22 million in cash and working capital deficit of approximately $.62 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by March 19, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, management is currently evaluating the continuing impact of the COVID-19 pandemic on the industry and its effect on our financial position, results of our operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

On March 16, 2021, the Company effectuated an 11-for-10 stock split of the Class B common stock, resulting in an aggregate outstanding amount of 11,068,750 shares of the Class B common stock (up to 1,443,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised, if at all), of which the Sponsor holds 9,961,875 shares and Dan Hesse holds 1,106,875 shares. All shares and associated amounts have been retroactively restated to reflect the split (see Note 5).

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

Promissory Note - Related Party

On December 16, 2020, the Sponsor made available to the Company, under a promissory note, up to $950,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note was non-interest bearing and due on the earlier of December 31, 2021 or the completion of the IPO. The Note funds borrowed of $275,000 were repaid upon the consummation of the IPO on March 19, 2021.

Furthermore, on January 31, 2022 the Sponsor committed to make available to the Company, under a promissory note, up to $1,600,000 to finance transaction costs in connection with a Business Combination (the “Promissory Note”). The promissory note is non-interest bearing and due on the earlier of (i) the date of the Business Combination or (ii) the second anniversary of the completion of the IPO. Up to $1,500,000 of the Promissory Note may be converted into warrants to purchase shares of Class A common stock at a conversion price of $1.50 per warrant at the option of Sponsor and $100,000 is non-convertible and require a cash settlement upon business combination. If Sponsor elects such conversion, the terms of the warrants issued in connection with such conversion would be identical to the Private Placement Warrants. Pursuant to the terms of an agreement between the Company and Sponsor dated February 14, 2022, if the Company fails to consummate a business combination, the outstanding debt under the Promissory Note will be forgiven by Sponsor (pursuant to an arrangement to be agreed to by the parties), except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The Company has drawn $500,000 on April 11, 2022, $800,000 on June 30, 2022, and $300,000 on November 15, 2022 on the Promissory Note. As of December 31, 2022, there were $1,600,000 outstanding under the Working Capital Loans. The Company reports the Promissory Note at fair value of $395,070 at December 31, 2022.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, and March 31, 2022 38,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Promissory Note - Related Party

We have borrowed $1,600,000 under related party promissory note that is convertible into Class A common stock at a conversion price of $1.50.  The Company accounted for $1,500,000 of the convertible portion of the borrowed proceeds under the promissory note under ASC 480 as a liability classified financial instrument and recorded the liability at fair value initially at issuance and for each reporting period thereafter. For the remainder $100,000 of the non-convertible proceeds received under the promissory note, the Company elected to record this financial liability at fair value by selecting the fair value option under ASC 825 rather than on accretion basis under ASC 470.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the material weaknesses in our internal control over financial reporting relating to the accounting of complex financial instruments, our disclosure controls and procedures were not effective as December 31, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management did implement changes in internal controls over financial reporting during the third quarter of fiscal year 2022 designed to remediate material weaknesses related to the accounting of complex financial instruments. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on June 29, 2022, Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 22, 2022, Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 4, 2022 and preliminary proxy statement on Schedule 14A for the Special Meeting of Stockholders filed with the SEC on February 1, 2023. Any of these those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2022, Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 22, 2022, Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 4, 2022 and preliminary proxy statement on Schedule 14A for the Special Meeting of Stockholders filed with the SEC on February 1, 2023, except as disclosed below. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $.22 million in cash and working capital deficit of approximately $.62 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by March 19, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

If the Amendment Proposal is not approved at the Special Meeting and we do not consummate an initial Business Combination by March 19, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay any tax obligation owed by the Company as a result of assets of the Company or interest or other income earned on the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the Company’s board of directors in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the Delaware law to provide for claims of creditors and other requirements of applicable law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On December 4, 2017, the Company issued 100 shares of common stock, par value $0.01 per share, for an aggregate consideration of $25,000. As of December 31, 2022, the Company recorded a stock subscription receivable of $25,000. The proceeds were received on January 11, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Amended and Restated Bylaws of the Company.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2021.
(2)	Incorporated by reference to the Company’s General Form for registration of securities under the Securities Act on Form S-1/A filed on March 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tech and Energy Transition Corporation

Date: February 17, 2023

/s/ John Spirtos
	Name:	John Spirtos
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: February 17, 2023

/s/ Andrew Ancone
	Name:	Andrew Ancone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)